Form 10QSB
period 2005-05-31
SOUTHRIDGE ENTERPRISES INC.
filed 2005-07-20
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51306

SOUTHRIDGE ENTERPRISES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0435537
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

50 Caldwell Court N.W.
Edmonton, Alberta, Canada T6M 2X4	(780) 481-0109
(Address of principal executive offices)	Issuer's telephone number

18523 – 98th Avenue
Edmonton, Alberta, Canada T5T 3E6
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 15, 2005, the Issuer had 10,335,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending August 31, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Southridge” mean Southridge Enterprises Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEEET
(Expressed in United States Dollars)

		August 31,
	May 31,	2004
	2005	(Audited)

ASSETS

CURRENT
Cash	$36,756	$59,643

	$36,756	$59,643

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$22,500	$3,800

STOCKHOLDERS’ EQUITY

CAPITAL STOCK
Shares authorized:
100,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Shares issued and outstanding:
10,335,000 common stock	10,335	10,335

ADDITIONAL PAID-IN CAPITAL	82,378	82,378

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(78,457)	(36,870)

	14,256	55,843

	$36,756	$59,643

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars)

			For the
			period
			from	For the
			inception	period from
			on May 4,	inception
	For the three	For the nine	2004	on May 4,
	month period	month period	to August 31,	2004 to
	May 31,	May 31,	2004	May
	2005	2005	(Audited)	31, 2005

OPERATING EXPENSES
General and administrative expenses	$11,525	$41,587	$29,070	$70,657
Mineral property expenses	-	-	7,800	7,800

NET (LOSS)	$(11,525)	$(41,587)	$(36,870)	$(78,457)

NET (LOSS) PER SHARE – BASIC	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC	10,335,000	10,335,000	7,597,105

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars)

For the period from inception on May 4, 2004 to May 31, 2005

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, May 4, 2004	-	$-	$-	$-	$-

Common stock issued for
cash at $0.01 per share	6,000,000	6,000	-	-	6,000
cash at $0.02 per share	4,335,000	4,335	82,378	-	86,713

Net (loss) for the period	-	-	-	(36,870)	(36,870)

Balance, August 31, 2004	10,335,000	10,335	82,378	(36,870)	55,843

Net (loss) for the period	-	-	-	(41,587)	(41,587)

Balance, May 31, 2005	10,335,000	$10,335	$82,378	$(78,457)	$14,256

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)

			For the period
			from inception	For the period
	For the three	For the nine	on May 4,	from inception
	month period	month period	2004 to	on May 4,
	ended	ended	August 31,	2004 to
	May 31,	May 31,	2004	May 31,
	2005	2005	(Audited)	2005

OPERATING ACTIVITIES
Net (loss)	$(11,525)	$(41,587)	$(36,870)	$(78,457)
Adjustment to reconcile net (loss) to
net cash used for operating activities:
Increase in accounts payable and
accrued liabilities	9,000	18,700	3,800	22,500

Net Cash (Used For) Operating
Activities	(20,525)	(22,887)	(33,070)	(55,957)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	92,713	92,713

Net Cash Provided By Financing
Activities	-	-	92,713	92,713

NET (DECREASE) INCREASE IN CASH	(20,525)	(22,887)	59,643	36,756

CASH, BEGINNING OF PERIOD	57,281	59,643	-	-

CASH, END OF PERIOD	$36,756	$36,756	$59,643	$36,756

Represented by:
Cash in bank	$36,756	$36,756	$57,143	$36,756
Cash in lawyers’ trust account	200	200	2,500	200

	$36,756	$36,756	$59,643	$36,756

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Southridge Enterprises Inc. (the “Company”) was incorporated in the State of Nevada on May 4, 2004. The Company was organized to explore mineral properties in British Columbia, Canada. The Company’s fiscal year end is August 31, 2004.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2005, the Company had $36,756 in cash, working capital of $14,256 a stockholders’ equity of $14,256 and accumulated net losses of $78,457 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

The Company is not currently earning any revenues.

NOTE 2 – BASIS OF PRESENTATION

The accompanying balance sheet and related statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.

The preparation of the consolidated financial statements is based on the accounting policies and practices consistent with those used in the preparation of the Company’s annual consolidated financial statements as at August 31, 2004 and the period then ended. These unaudited interim period consolidated financial statements do not contain all of the disclosures required by United States generally accepted accounting principles and therefore should be read together with the audited annual consolidated financial statements and the accompanying notes thereto.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 3 – MINERAL LEASES AND CLAIMS

The Company has a 100% interest in certain mineral properties in British Columbia, Canada, collectively referred as to Hilltop claims.

On May 17, 2004, the Company acquired a 100% interest in two numerous claims known as Hilltop 1 and 2 located in the Kamloops Mining Division, British Columbia. The claims were for $3,000 cash.

NOTE 4 – INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

		August 31,
	May 31,	2004
	2005	(Audited)

Loss before income tax provision	$41,587	$36,870

Expected (benefit) at statutory rates	(14,139)	(12,536)

Unrecognized benefit of non- capital losses	14,139	12,536

Total current income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

		August 31,
	May 31,	2004
	2005	(Audited)
Future income tax assets:

Operating losses available for future periods	$26,675	$12,536

Valuation allowance	(26,675)	(12,536)

Net future income tax asset	$-	$-

The Company has incurred operating losses of approximately $78,457 which, if unutilized, will expire through to 2024. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Expressed in United States Dollars)

NOTE 5 – CAPITAL STOCK

Authorized

The Company is authorized to issue 200,000,000 shares of which 100,000,000 shares will be common voting stock, with a par value of $0.001 per share and 100,000,000 will be preferred stock, with a par value of $0.001 per share.

NOTE 6 – SEGMENTED INFORMATION

The Company operates in Canada in one business segment, being the exploration of mineral properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as the "Hilltop Claims”, comprised of a two unit grid claim block located on the north shore of Kamloops Lake in south-central British Columbia, Canada. Title to our mineral claims is held by our wholly owned subsidiary, Southridge Exploration Inc., the registered owner of the Hilltop Claims. Our plan of operations is to conduct mineral exploration activities on the Hilltop Claims in order to assess whether they possess commercially exploitable mineral deposits of copper and gold.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits of copper and gold. See “Item 2. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

Acquisition of the Hilltop Claims

We purchased the Hilltop Claims property in an arms-length transaction from Larry Sostad for cash consideration of $3,000 pursuant to a purchase agreement dated May 17, 2004. We assigned all of our interest in the Hilltop Claims to our subsidiary Southridge Exploration Inc. (the “BC Subsidiary”) pursuant to an assignment agreement with our BC Subsidiary dated July 19, 2004.

Current State of Exploration

We have only recently commenced exploration of the Hilltop Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

The results of the geological report on the Hilltop Claims prepared by our geological consultant, Mr. W.G. Timmins, P. Geo, indicated that there are soil geochemical anomalies in a mineralized zone located within the Frederick Zone on the Hilltop property. The report concluded that positive results from prior exploration work indicates potential for the discovery of economic copper-gold deposits, and recommended a four phase geological exploration program on the mineral claims.

Phase I of our exploration program was completed in early September, 2004. The Phase I exploratory program was conducted over a period of three days and consisted of confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features. We received a report on Phase I from our consulting geologist on October 29, 2004.

Pursuant to his Phase I report, our consulting geologist reported that the work conducted in Phase I of the exploration program successfully relocated the mineralized zones, past drill hole sites, and adits. Phase I reconnaissance geological investigation together with blast trenching and check sampling has confirmed the occurrence of copper and gold mineralization values. The Frederick Zone has been outlined and the drilled area within it is reported to contain a 150 foot wide zone with copper and anomalous gold values. The two old adits were also located and found to be caved at the portals. Check samples obtained from the outcrop areas and blast trenches near the old adits indicate copper and anomalous gold values verifying the occurrence of copper-gold values in the zone. Blast trenching exposed copper mineralization consisting of malachite and chalcopyrite and pyrite.

The Phase I report recommended that we carry out Phase II of our planned exploration program and that we acquire additional mineral claims to the west of the Hilltop 1 and 2 claims. The second phase of our exploration program consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geological mapping is anticipated to commence in the summer exploration season of 2005.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Hilltop Claims in order to assess whether the claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of copper and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

We plan to commence Phase II of the exploration of our Hilltop Claims in the summer exploration season of 2005. We have sufficient cash on hand to pay the costs of Phase II and III of our proposed exploration program and to fund our operations for the next twelve months. However, we will require additional financing in order to proceed with any additional work beyond Phase III of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

A decision on proceeding beyond the planned Phase II explorations will be made by assessing whether the results of Phase II are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase II and Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

During this exploration stage, our president will only be devoting approximately six to eight hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$7,000
TOTAL	$20,000

Our total expenditures over the next twelve months are anticipated to be approximately $20,000. Our cash on hand as of May 31, 2005 is $36,756. We have sufficient cash on hand to pay the costs of Phase II and III of our proposed exploration program and to fund our operations for the next 12 months. However, we may require additional financing in order to proceed with any additional work beyond Phase III of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
			Increase /
	At May 31, 2005	At August 31, 2004	(Decrease)
Current Assets	$36,756	$59,643	(38.3)%
Current Liabilities	$22,500	$3,800	492%
Working Capital (Deficit)	$14,256	$55,843	(74.4)%

Cash Flows

	Nine Months Ended	Period from Inception
	May 31, 2005	to May 31, 2005
Cash Flows from (used in) Operating Activities	$(22,887)	$(55,957)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	$92,713
Net Increase (decrease) in Cash During Period	$(22,887)	$36,756

The decreases in our working capital surplus at May 31, 2005 from our year ended August 31, 2004, and the increases in our cash used during the periods ended on May 31, 2005, from the comparable periods of the preceding fiscal years are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the period ended May 31, 2005.

As of May 31, 2005 we had cash on hand of $36,756. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and nine-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited consolidated financial statements for the year ended August 31, 2004.

Restricted Cash

The Company classifies cash balances as restricted when cash is restricted as to withdrawal or usage.

Cost of Maintaining Mineral Properties

The Company does not accrue the estimated future costs of maintaining its mineral properties in good standing.

Acquisition Costs

Acquisition costs are capitalized on property where proven and provable reserves exist.

Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are reevaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

RISK FACTORS

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $78,457 for the period from May 4, 2004 (inception) to May 31, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of May 31, 2005, we had cash in the amount of $36,756. We currently do not have any operations and we have no income. Our plan of operations calls for significant expenses in connection with the exploration of our mineral claims. We have sufficient cash on hand to complete Phases II and III of our proposed exploration program. However, we may need additional financing to proceed past Phase III of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on May 4, 2004, and to date have been involved primarily in organizational activities, the acquisition of the mineral claims, obtaining a summary geological report and performing certain limited work on our mineral claims. We have not earned any revenues to date.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be incurred by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phases II and III of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any we will have to cease operations

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors may lose their investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. The chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to the Hilltop Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

The Hilltop Claims property comprises two mineral claims with a total area of 110 acres, located five miles north-northwest of the village of Tranquille on the north shore of Kamloops Lake. The claims may be reached by all-weather and gravel roads from Tranquille, which lies within the Kamloops city limits. The mainline of the Canadian National railway passes through the property. This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved gravel road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. Our planned exploration program does not budget for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Mr. Vernon Samaroo, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our president, Mr. Vernon Samaroo, owns 58% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Samaroo are inconsistent with the best interests of other stockholders

Mr. Samaroo is our sole director and executive officer. He owns 58% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of major corporate transactions or other matters that require shareholder approval such as mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Samaroo may differ from the interests of the other stockholders.

We may conduct further offerings in the future in which case current shareholdings will be diluted

We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as "dilution".

If a market for our common stock does not develop, stockholders may be unable to sell their shares

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be approved for trading on the OTC Bulletin Board or, if traded, that a public market will materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers

Our Company’s business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 4,335,000 shares of our common stock (the “Shares”) offered by selling stockholders of Southridge at a price of $0.04 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-119729), effective on May 6, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. To date, we have expended $25,022 on the costs of the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated May 17, 2004 between Larry R.W. Sostad and Southridge Enterprises Inc.(1)

10.2	Assignment Agreement dated July 17, 2004 between Southridge Enterprises Inc. and Southridge Exploration Inc.(1)

10.3	Bill of Sale dated July 19, 2004 between Larry R. W. Sostad and Southridge Exploration Inc.(1)

10.4	Work Statement filed March 18, 2005. (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on October 13, 2004, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2005. We have not filed any Current Reports on Form 8-K since May 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHRIDGE ENTERPRISES INC.

		By:	/s/ Vernon Samaroo
Date:	July 20, 2005		VERNON SAMAROO
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)