Form 10KSB
period 2005-08-31
SOUTHRIDGE ENTERPRISES INC.
filed 2005-12-20
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 000-51306

SOUTHRIDGE ENTERPRISES INC.
(Name of small business issuer in its charter)

NEVADA	98-0435537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Caldwell Court N.W.
Edmonton, Alberta, Canada T6M 2X4	T6M 2X4
(Address of principal executive offices)	(Zip Code)

(780) 481-0109
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Revenues for the fiscal year ended August 31, 2005 were: $Nil.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed on the basis of the most recent sale price of the registrant’s common stock was $86,700.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 14, 2005, the Issuer had outstanding 10,335,000 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report:

Alkaline	A metal in groups 1A of the periodic table.
Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
Batholith	An intrusion, usually granitic, which has a large exposed surface area and no observable bottom. Usually associated with orogenic belts.
Cenozoic era	An era spanning 65 million to 3 million years before the present time. Includes the Paleogene and Neogene Periods.
Comagmatic	Said of igneous rocks that have a common set of chemical and mineralogic features and thus are regarded as having been derived from a common parent magma.
Diamond drill(ing)	A rotary type of rock drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimetres or more in diameter.
Fault	A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other; faults may extend many kilometres, or be only a few centimetres in length; similarly, the movement or displacement along the fault may vary widely.
Feldspar	A group of rock-forming minerals.
Fracture	A break in the rock, the opening of which affords the opportunity for entry of mineral-bearing solutions. A “cross fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.
Igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.
Intermontane belt	A region of low topographic and structural relief with mainly subgreenschist metamorphic grade rocks exposed across its entire width.
Intrusive	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
Iron mask batholith	A subvolcanic multiple intrusion which is comagmatic and coeval with the Nicola Rocks.
Jurassic	Second Period of Mesozoic Era. Covered span of time between 190 – 135 million years before the present time.
Mesozoic	One of the eras of geologic time. It includes the Triassic, Jurassic and Cretaceous periods.
Mineralization	The concentration of metals and their chemical compounds within a body of rock.

Nicola group	A thick, late Triassic volcanic assemblage hosting mineral occurrences.
Neogene	Second Period in the Cenozoic Era. Saw North and South Americas connected.
Ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.
Paleogene	First Period in Cenozioc Era.
Paleozoic	Rocks that were laid down during the Paleozoic Era (between 67 and 507 million years before the present time).
Plugs	A common name for a small offshoot from a larger batholith.
Pluton	Body of rock exposed after solidification at great depth.
Quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.
Reserve

For the purposes of this prospectus: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the  reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Sedimentary	A type of rock which has been created by the deposition of solids from a liquid.
Structural	Pertaining to geologic structure.
Tectonics	Dealing with broad architecture of the outer part of the Earth (i.e. regional assembling of structural or deformational features).
Tertiary	The first period of the Cenozoic Era.
Triassic	The system of strata that was deposited between 210 and 250 million years before the present time.
Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.
Volcanics	Volcanically formed rocks.

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", the “Company”, and “Southridge Enterprises” mean Southridge Enterprises Inc., unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS.

In General

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

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits of copper and gold. See “Item 2. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation”.

Recommendations of Geological Report and the Geological Exploration Program

We engaged W.G. Timmins, P.Eng., to prepare a geological evaluation report on the Hilltop Claims. Mr. Timmins is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada.

The work completed by Mr. Timmins in preparing the geological report consisted of the review of geological data from previous exploration. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims. The work involved in this data acquisition included report reproduction and compilation of pre-existing information.

We received the geological evaluation report on the Hilltop Claims entitled "Report on the Hilltop Claims" prepared by Mr. Timmins on August 10, 2004. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

In his geological report, Mr. Timmins, recommended that a three phase exploration program, at an approximate cost of $60,200, be undertaken on the property to assess its potential to host copper and gold mineralization, with a fourth phase of diamond drilling and/or mechanical trenching subject to positive results from earlier exploratory work. The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	Confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features.	Completed.	$4,800
Phase II	Compilation and correlation of all data and reconnaissance soil geochemical sampling and geological mapping.	Completed in November, 2005.	$5,400
Phase III	Detailed rock and soil sampling and electromagnetic and magnetometer surveys prior to the fourth phase of diamond drilling selected targets.	To be completed in mid 2005 to early 2006 based on results of Phase II.	$5,000
Phase IV	Subject to positive results from the previous phases, mechanical trenching and/or diamond drilling.	To be completed in mid 2006 based on results of Phase III.	$45,000
TOTAL			$60,200

Phase I of our exploration program was completed in early September, 2004 and we received a report on Phase I from our consulting geologist containing his conclusions on the results of Phase I on October 29, 2004. The Phase I exploratory program was conducted over a period of three days and consisted of confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geological mapping was completed in November, 2005. We are presently awaiting a final report on the results of phase II including final assay results. As of December 14, 2005 we have expended $10,200 on exploration of our mineral claims.

The phased program of exploration activities is intended to generate and prioritize targets to test by trenching or drilling. The initial exploration activities on the Hilltop Claims (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

Our cash on hand as of December 14, 2005 is $10,170. We have sufficient cash on hand to pay the costs of Phase III of our proposed exploration program. However, we may require additional financing in order to proceed with any additional work beyond Phase III of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next stage. Such positive results would include the identification of the zones of mineralization.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have completed Phase I of the work program. The first phase consisted of rock sampling and an assessment of areas previously reported to have potential mineralization. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geological mapping was completed in November, 2005. We are presently awaiting a final report on the results of phase II including final assay results.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. British Columbia law requires that a holder of title to mineral claims must spend at least $77 per mineral claim unit per year in order to keep the property in good standing, which we have done. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Hilltop Claims (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  Water discharge will have to meet drinking water standards;
  Dust generation will have to be minimal or otherwise re-mediated;
  Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
  An assessment of all material to be left on the surface will need to be environmentally benign;
  Ground water will have to be monitored for any potential contaminants;
  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
  There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees as of the date of this annual report other than our sole officer. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Southridge Exploration Inc., a British Columbia corporation, is our sole wholly owned subsidiary.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own or lease any real property. We rent approximately 160 square feet of office space located at the home of our sole director and officer Vernon Samaroo at 50 Caldwell Court N.W., Edmonton, Alberta, Canada T6M 2X4. This rental is at no cost to us and is on a month to month basis without a formal agreement.

Our month-to-month rental arrangements will allow us flexibility in moving if we employ more personnel, however, we believe these facilities are adequate in size to handle all of our current operations for the foreseeable future.

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

Description Of Property And Location Of Hilltop Mineral Claims

The Hilltop Claims property is comprised of two mineral claims with a total area of approximately 110 acres, located on the north shore of Kamloops Lake in south-central British Columbia, Canada, see “Figure 1” below.

We obtained information on the area from the British Columbia Department of Mines and Geological Consultants in 2004. We believed the timing was opportune at that time to obtain this property at the price paid. The Hilltop Claims are recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following name, tag and tenure numbers:

Name of Mineral Claim	Tag Number	Tenure Number	Expiry Date
HILLTOP 1	700347M	409257	March 20, 2006
HILLTOP 2	700348M	409258	March 20, 2006

Title to the property is held in the name of our subsidiary. The Province of British Columbia owns the land covered by the mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claims or the Province’s title of the property. There is no viable way for us to determine what claims, if any, certain aboriginal groups may make.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the British Columbia Ministry of Energy and Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. As our mineral claims are effective until March 20, 2006, we must file confirmation of the completion of exploration work in the minimum amount of approximately $77 per unit or make a payment in lieu or exploration work in the minimum amount by March 20, 2006. The fee amount increases from approximately $77 per unit, per year in the first three years to approximately $154 per unit, per year afterwards, up to ten years. The Hilltop Claims are two units in size, therefore the work requirement for the next year is $154. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse on March 20, 2006, and we will lose all interest that we have in these mineral claims. We are the legal owner of the Hilltop Claims and no other person or entity has any interest in our mineral claims.

Figure 1
Location of Claim

YUKON
ALASKA
BRITISH
COLUMBIA
ALBERTA
HILLTOP PROPERTY
Fort St.John
Dawson Creek
Stewart
Terrace
Prince Rupert
Kitimat
Smithers
Houston
Prince George
Quesnel
Williams Lake
Golden
Revelstoke
Kamloops
Vernon
Nakusp
Merritt
Kelowna
Cranbrook
Princeton
Hope
VANCOUVER
VICTORIA
QUEEN
CHARLOTTE
ISLANDS
PACIFIC
OCEAN
VANCOUVER
ISLAND
UNITED STATES
N
Miles
0 50 100
Kilometres
0 50

SOUTHRIDGE EXPLORATION INC.

HILLTOP PROPERTY

KAMLOOPS MINING DIVISION, B.C.

LOCATION MAP

DATE: Aug. 2004	FIGURE NO. 1

Location, Climate, Infrastructure And Access

The Hilltop Claims property is located five miles north-northwest of the village of Tranquille on the north shore of Kamloops Lake (actually part of the Thompson River). The claims may be reached by all-weather and gravel roads from Tranquille, which lies within the Kamloops, British Columbia city limits. The mainline of the Canadian National railway passes through the property.

The city of Kamloops served by both the Canadian National and Canadian Pacific Railways, the Trans Canada Highway and an airport with numerous flights per day from Vancouver and Calgary, is a thriving community with a population of some 170,000. All modern facilities and services are locally available. Kamloops is situated about 250 miles northeast of the city of Vancouver, B.C.

The region lies within the dry belt of British Columbia having only about ten inches of rainfall per year. Lower slopes of valleys are open and covered with sagebrush while lower slopes of the hills are open and park-like forested. Upper slopes are more densely forested with coniferous trees. Elevations in the area of the property range from approximately 1200 feet A.S.L. at lake level to 2000 feet A.S.L. at the northern boundary.

Our mineral claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim. Power is readily available from nearby transmission lines. Water in sufficient quantities for drilling is available from nearby streams and lakes. Power sources for the Hilltop Claims property presently consist of portable generators brought onto the property.

Property Geology

The property is located in the southern part of the Quesnel Trough which is a subdivision of the Intermontane Structural Belt of British Columbia. The Quesnel Trough consists of predominantly Lower Mesozoic volcanic and related intrusive rocks underlain by Paleozoic sedimentary rocks.

The Iron Mask Batholith is a multiphase alkaline pluton localized along the south side of a regional northwest trending fault. Several copper occurrences are found throughout the pluton. Surrounding volcanic rocks of the Nicola Group are thought to be comagmatic with the Iron Mask Batholith. Tertiary volcanic and sedimentary rocks of the Kamloops group unconformably overlay both the Nicola Group and the Iron Mask Batholith.

The most northerly exposure of the Iron Mask Batholith (Cherry Creek phase) occurring north of Kamloops Lake underlies the property. Exposures of volcanic rocks from the Nicola and Kamloops Groups are also present.

Previous explorations have identified six major rock types present on and in proximity to the property. Rock types in the field are at times difficult to recognize due to very fine grain size or potassium feldspar alteration. Jointing and block faulting is prevalent.

History Of Exploration

The Hilltop Claims cover ground that has been explored since the early 1900’s and resulted in underground exploratory workings and the discovery of mineralized zones. A soil geochemical anomaly measuring some 600 feet by 3000 feet containing copper values has been outlined on the Frederick Zone which co-relates with a high magnetic anomaly adjacent to a magnetic low response.

A 1989 reverse circulation drilling program indicated the presence of a 150 foot wide mineralized zone containing approximately 0.16% copper. One hole is reported to contain an intersection of 20 feet assaying 0.35% copper and gold values on the eastern extension.

A reverse circulation drill hole in 1991 intersected two zones of 0.14% copper and gold values over 60 feet and 0.11% copper across 70 feet.

Although exploratory work on the claims conducted by prior owners has indicated some potential showings of mineralization, we are uncertain as to the reliability of these prior exploration results and thus we are uncertain as to whether a commercially viable mineral deposit exists on our mineral claims. Further exploration of these mineral claims is required before a final determination as to their viability can be made.

Mineralization

Exploration work on the Hilltop Claims has resulted in the delineation of the Frederick Zone as a zone of mineralization. In addition, other showings of mineralization have been observed which warrant further exploration. Prior drilling results have indicated that the mineral zones vary in grade from low grade mineralization near surface to higher grade mineralization to depth.

A continuing exploration program of geological, geochemical and geophysical surveys is recommended by our geologist to delineate potentially economic mineral zones. The recommended exploration is discussed in further detail below under the heading "Current State of Exploration”.

Current State Of Exploration

We have only recently commenced exploration of the Hilltop Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

The results of the geological report on the Hilltop Claims prepared by our geological consultant, Mr. Timmins, indicated that there are soil geochemical anomalies in a mineralized zone located within the Frederick Zone on the Hilltop property. The report concluded that positive results from prior exploration work indicates potential for the discovery of economic copper-gold deposits, and recommended a four phase geological exploration program on the mineral claims.

Phase I – Exploration Program

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

Phase II – Exploration Program

The Phase I report recommended that we carry out Phase II of our planned exploration program and that we acquire additional mineral claims to the west of the Hilltop 1 and 2 claims. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geological mapping was completed in November, 2005. We are presently awaiting a final report on the results of phase II including final assay results.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “SDGE” on October 11, 2005. The high and the low bid prices for our shares since October 11, 2005, as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2006	$0.00	$0.00

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of December 14, 2005, we had fifty (50) registered stockholders.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

We registered the resale of 4,335,000 shares of our common stock (the “Shares”) offered by selling stockholders of Southridge at a price of $0.04 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-119729), effective on May 6, 2005 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale. To date, we have expended $27,022 on the costs of the Offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We are presently awaiting a final report on the results of phase II including final assay results. We have sufficient cash on hand to pay the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. However, we will require additional financing in order to proceed with any additional work beyond Phase III of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

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

Our total expenditures over the next twelve months are anticipated to be approximately $20,000. Our cash on hand as of December 14, 2005 is $10,157. We do not have sufficient cash on hand to pay the costs of Phase III of our proposed exploration program and to fund our operations for the next 12 months. We also require additional financing in order to proceed with any additional work beyond Phase III of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows
	August 31 2005	Period From Inception to August 31, 2004
Net Cash from (used in) Operating Activities	$(22,705)	$(33,070)
Net Cash from (used in) Investing Activities	--	--
Net Cash from (used in) Financing Activities	--	$92,713
Net Increase (decrease) in Cash During Period	$(22,705)	$59,643

Working Capital

			Percentage
	At August 31, 2005	At August 31, 2004	Increase / (Decrease)
Current Assets	$36,938	$59,643	(38.1%	)
Current Liabilities	26,120	3,800	587%
Working Capital Surplus (Deficiency)	$10,818	$55,843	(80.6%	)

The decreases in our working capital surplus at August 31, 2005 from the period ended August 31, 2004, and the increases in our operating expenses from $36,870 for the period from May 4, 2004 to August 31, 2004 as compared to $45,025 for the current fiscal year, are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the year ended August 31, 2005.

As of August 31, 2005 we had cash on hand of $36,938. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

FUTURE FINANCINGS

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in this Annual Report.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Cost of Maintaining Mineral Properties

We do not accrue the estimated future costs of maintaining our mineral properties in good standing.

Mineral Property Acquisition Payments and Exploration Costs

We record our interest in mineral properties at cost. We expense all costs incurred on mineral properties to which we have secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration expenditures

We follow a policy of expensing exploration expenditures until a production decision in respect of the project and we are reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are reevaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed in the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

RISK FACTORS

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $81,895 for the period from May 4, 2004 (inception) to August 31, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of December 14, 2005, we had cash in the amount of $10,157. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have sufficient cash on hand to complete Phases II and III of our proposed exploration program. However, we may need additional financing to proceed past Phase III of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

ITEM 7. FINANCIAL STATEMENTS.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

August 31, 2005 and 2004

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

August 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Southridge Enterprises Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Southridge Enterprises Inc. (An Exploration Stage Company) as at August 31, 2005 and 2004, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended August 31, 2005, for the period from inception on May 4, 2004 to August 31, 2004, and for the period from inception on May 4, 2004 to August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such financial statements present fairly, in all material respects, the financial position of Southridge Enterprises Inc. (An Exploration Stage Company) as at August 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended August 31, 2005, for the period from inception on May 4, 2004 to August 31, 2004, and for the period from inception on May 4, 2004 to August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS
Bellingham, Washington
November 22, 2005

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

As at August 31,	2005	2004
ASSETS

CURRENT
Cash	$36,938	$59,643

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$26,120	$3,800

STOCKHOLDERS’ EQUITY

CAPITAL STOCK
Shares authorized:
100,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Shares issued and outstanding:
10,335,000 common stock (2004 – 10,335,000)	10,335	10,335

ADDITIONAL PAID-IN CAPITAL	82,378	82,378

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(81,895)	(36,870)

	10,818	55,843

	$36,938	$59,643

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars)

		For the Period	For the Period
		from Inception	from Inception
	For the Year	on May 4, 2004	on May 4, 2004
	Ended August	to August 31,	to August 31,
	31, 2005	2004	2005

OPERATING EXPENSES
General and administrative expenses	$45,025	$29,070	$74,095
Mineral property expenses	-	7,800	7,800

NET (LOSS) FOR THE PERIOD	$(45,025)	$(36,870)	$(81,895)

NET (LOSS) PER COMMON SHARE	–
BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC	10,335,000	7,597,105

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars)

For the period from inception on May 4, 2004 to August 31, 2005

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Inception, May 4, 2004	-	$-	$-	$-	$-

Common stock issued for
cash at $0.001 per share	6,000,000	6,000	-	-	6,000
cash at $0.02 per share	4,335,000	4,335	82,378	-	86,713

Net (loss) for the period	-	-	-	(36,870)	(36,870)

Balance, August 31, 2004	10,335,000	$10,335	$82,378	$(36,870)	$55,843

Net (loss) for the year	-	-	-	(45,025)	(45,025)

Balance, August 31, 2005	10,335,000	$10,335	$82,378	$(81,895)	$10,818

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)

		For the Period	For the
		from Inception	Period from
		on May 4,	Inception on
	For the Year	2004 to	May 4, 2004
	Ended August	August 31,	to August 31,
	31, 2005	2004	2005
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net (loss) for the period	$(45,025)	$(36,870)	$(81,895)

Changes in non-cash operating working
capital item:
Increase in accounts payable and accrued
liabilities	22,320	3,800	26,120

Net Cash (Used in) Operating Activities	(22,705)	(33,070)	(55,775)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	92,713	92,713

Net Cash Provided By Financing Activities	-	92,713	92,713

NET (DECREASE) INCREASE IN CASH	(22,705)	59,643	36,938

CASH, BEGINNING OF PERIOD	59,643	-	-

CASH, END OF PERIOD	$36,938	$59,643	$36,938

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

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2005, the Company had $36,938 (2004 – $59,643) in cash, working capital of $10,818 (2004 – $55,843), stockholders’ equity of $10,818 (2004 – $55,843) and accumulated net losses of $81,895 (2004 – $36,870) since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Southridge Enterprises Inc. and its wholly owned subsidiary, Southridge Exploration Inc.

All significant inter-company transactions and balances have been eliminated.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Cost of Maintaining Mineral Properties

The Company does not accrue the estimated future costs of maintaining its mineral properties in good standing.

Mineral Property Acquisition Payments and Exploration Costs

The Company records its interest in mineral properties at cost. The Company expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

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

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Exploration expenditures (Cont’d)

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed in the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and the Company’s ability to obtain final government permission to complete the project.

Foreign Currency translation

In accordance with the Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, the United States dollar is considered the functional currency. Accordingly, the Company translates its monetary assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates. Non-monetary assets and liabilities are translated in the rates prevailing at the dates the assets were acquired and liabilities were incurred. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheet.

Income Taxes

Income taxes are recognized in accordance with Statements of Financial Accounting Standards No. 109 (“SFAS 109”) , “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At August 31, 2005 and 2004, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheet and consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2005 and 2004, the Company had no cash equivalents.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Fair Values of Financial Instruments

Financial instruments include cash, deposits and accounts payable and accrued liabilities. Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Concentration of Risk

The Company maintains its cash accounts in one commercial bank. The Company’s cash accounts are in a business checking account in a high quality financial institution. As at August 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-up Activities,” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from inception on May 4, 2004 to August 31, 2005.

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Accounting for Derivative Instruments and Hedging Activities (Cont’d)

the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation”. The Company does not have a stock option plan nor has it granted any stock options since inception.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended August 31, 2005 and 2004.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the current fiscal period.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

a)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair- value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share- based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007.

b)

In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43”. FASB 151 clarifies that abnormal amounts of idle facility, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, the Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006.

c)	In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No.

29”. SFAS 153 eliminates the exception to account for non-monetary exchanges of similar productive assets at carrying value and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance, otherwise, the exchange principal of fair value applies. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006.

d)

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”. SFAS 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007.

The Company determined that the above accounting pronouncements do not have a material impact on its operations or financial position.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 4 – MINERAL CLAIMS

The Company has a 100% interest in certain mineral properties in British Columbia, Canada, collectively referred as Hilltop claims.

On May 17, 2004, the Company acquired a 100% interest in two numerous claims known as Hilltop 1 and 2 located in the Kamloops Mining Division, British Columbia. The claims were acquired for $3,000 cash.

During the year ended August 31, 2005, the Company has spent $nil (2004 - $7,800) on mineral property claims.

NOTE 5 – INCOME TAXES

A reconciliation of current income taxes at statutory rates of 34% with the reported taxes is as follows:

		For the Period
		from Inception
		on May 4,
	For the Year	2004 to
	Ended August	August 31,
	31, 2005	2004

Loss before income tax provision	$45,025	$36,870

Statutory rates	34%	34%

Expected (benefit)	(15,309)	(12,536)

Unrecognized benefit of non- capital losses	15,309	12,536

Total current income taxes (recovery)	$-	$-

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 5 – INCOME TAXES (Cont’d)

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2005	2004
Future income tax assets:
Operating losses available for future periods	$81,895	$36,870
Statutory rates	34%	34%
Deferred income tax asset	27,845	12,536
Valuation allowance	(27,845)	(12,536)
Net future income tax asset	$-	$-

The Company has incurred operating losses of approximately $81,895 (2004 - $36,870) which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

NOTE 6 – CAPITAL STOCK

Authorized

The Company is authorized to issue 200,000,000 shares of which 100,000,000 shares are common voting stock, with a par value of $0.001 per share and 100,000,000 shares are preferred stock, with a par value of $0.001 per share.

Private placement of common stock

During the year ended August 31, 2005, the Company did not issue additional shares.

From the inception on May 4, 2004 to August 31, 2004, the Company issued 10,335,000 shares of its common stock for cash of $92,713.

NOTE 7 – SEGMENTED INFORMATION

The Company operates in Canada in one business segment, being the exploration of mineral properties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name of Director	Age	Position
Vernon Samaroo	53	President, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Vernon Samaroo is our President, Secretary, Treasurer and sole director. Mr. Samaroo has been our sole director and officer since our inception on May 4, 2004. Mr. Samaroo was educated in the UK, where he spent 20 years working in the Financial Services Industry specializing in personal Portfolio Management for the retired and semi-retired market. Mr. Samaroo moved to Canada in 1989 and developed New Media Technology launching Canada’s first International Multimedia magazine together with an International Multimedia Exhibition and Conference. In 1995 he was nominated for an ASTEC (Alberta Science and Technology) award in recognition of his work in this field.

Mr. Samaroo worked as a marketing manager, for Power Industry Ltd. from April 1996 to Dec 1999, and was responsible for developing and managing all aspects of the company's marketing and promotion activities and also the development and training of its sales force. Power Industry Ltd. is a wholesale manufacturer of computer systems. Its primary marketplace is the educational sector. Mr. Samaroo was a project manager for CKUA Radio from January 2000 to Dec 2000, and was responsible for the development of interactive website incorporating e-commerce capabilities and internet broadcasting, and developing web advertising sales process. CKUA Radio is one of Canada's oldest public broadcasters and has an international audience.

From February 2001 to present, Mr. Samaroo has been employed as a real estate advisor with 20/20 Properties Inc., and is responsible for the sales of investment real estate to established clientele and also for developing new client base. 20/20 Properties Inc. is a Canadian based real estate investment organization.

Mr. Samaroo provides his services on a part-time basis as required for our business. Mr. Samaroo presently commits approximately 6-8 hours per week to our business.

Mr. Samaroo does not have formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. His prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training and experience in the mining industry. We rely on our independent geological consultant, W.G. Timmins, P.Eng., to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will consider establishing various committees during the current fiscal year.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB for the year ended August 31, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that during the year ended August 31, 2005, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to the following individuals (our “named executive officers”) for the two most recently completed fiscal years ended August 31, 2005 and 2004:

(a)	our chief executive officer and chief financial officer; and

(b)	our most highly compensated executive officer.

No other compensation was paid to our named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)
Vernon Samaroo	President, CEO, Secretary, Treasurer and Director	2005 2004	$0 $0	$0 $0	$0 $0	0 0	0 0	$0 $.	$0 $0

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers or directors during our most recent fiscal year ended August 31, 2005. We also have not granted any stock options to our executive officers or directors since August 31, 2005. In addition, as of August 31, 2005, no retirement, pension or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our executive officers or directors during the financial year ended August 31, 2005 and no stock options have been exercised since August 31, 2005.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

We presently do not pay our directors and officers any salary or consulting fee. We anticipate that compensation may be paid to directors and officers in the event that we generate revenues from sales commissions and advertising or that the revenues generated will exceed the operating costs of the Water Business.

EMPLOYMENT CONTRACTS

We do not have employment contracts with any of our executive officers or directors. We also do not have any termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 14, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Vernon Samaroo President, Secretary and Treasurer Director 18523 98th Avenue Edmonton, Alberta Canada T5T 3E6	6,000,000 Direct	58%
Common Stock	All Officers and Directors as a Group (1 person)	6,000,000 Direct	58%

(1)

Applicable percentage of ownership is based on 10,335,000 shares of common stock issued and outstanding as of December 14, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of

December 14, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 14, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION AS AT AUGUST 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	N/A	N/A	N/A
Equity Compensation Plans not approved by security holders	N/A	N/A	N/A
Total	-	-	-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

We issued 6,000,000 total shares of common stock to our President, Mr. Vernon Samaroo, at a price of $0.001 per share. This issuance was made to Mr. Samaroo, who is a sophisticated individual and is in a position of access to relevant and material information regarding our operations. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

ITEM 13. EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended. (1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated May 17, 2004 between Larry R.W. Sostad and Southridge Enterprises Inc.(1)
10.2	Assignment Agreement dated July 17, 2004 between Southridge Enterprises Inc. and Southridge Exploration Inc.(1)
10.3	Bill of Sale dated July 19, 2004 between Larry R. W. Sostad and Southridge Exploration Inc.(1)
10.4	Work Statement filed March 18, 2005. (1)
14.1	Code of Ethics.
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on October 13, 2004, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and/or accrued for the most recently completed fiscal year ended August 31, 2005 and the period from May 4, 2004 (inception) to August 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2005	For the period from May 4, 2004 (Inception) to August 31, 2004
Audit Related Fees	$10,000	$15,000
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$15,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHRIDGE ENTERPRISES INC.

Date:	December 16, 2005	By:	/s/ Vernon Samaroo
VERNON SAMAROO
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 16, 2005	By:	/s/ Vernon Samaroo
VERNON SAMAROO
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer
and Principal Accounting Officer)