Form 10QSB
period 2005-11-30
SOUTHRIDGE ENTERPRISES INC.
filed 2006-01-12
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51306

SOUTHRIDGE ENTERPRISES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0435537
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

50 Caldwell Court N.W.
Edmonton, Alberta, Canada T6M 2X4
(Address of principal executive offices)

(780) 481-0109
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 10, 2006, the Issuer had 10,335,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Southridge” mean Southridge Enterprises Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	November	August 31,
	30, 2005	2005
	(Unaudited)	(Audited)

ASSETS

CURRENT
Cash	$10,357	$36,938

	$10,357	$36,938

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$600	$26,120

STOCKHOLDERS’ EQUITY

CAPITAL STOCK
Shares authorized:
100,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Shares issued and outstanding:
10,335,000 common stock	10,335	10,335

ADDITIONAL PAID-IN CAPITAL	82,378	82,378

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(82,956)	(81,895)

	9,757	10,818

	$10,357	$36,938

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars) Unaudited

		For the	For the
	For the	three	period from
	three month	month	inception on
	period	period	May 4, 2004
	ended	ended	to
	November	November	November
	30, 2005	30, 2004	30, 2005

OPERATING EXPENSES
General and administrative expenses	$1,061	$30,044	$75,156

Mineral property expenses	-	-	7,800

NET (LOSS)	$1,061	$(30,044)	$(82,956)

NET (LOSS) PER SHARE – BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC	10,335,000	10,335,000

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars) Unaudited

For the period from inception on May 4, 2004 to November 30, 2005

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, May 4, 2004	-	$-	$-	$-	$-

Common stock issued for
cash at $0.001per share	6,000,000	6,000	-	-	6,000
cash at $0.02 per share	4,335,000	4,335	82,378	-	86,713

Net (loss) for the Period	-	-	-	(36,870)	(36,870)
Balance, August 31, 2004	10,335,000	$10,335	$82,378	$(36,870)	$55,843

Net (loss) for the year	-	-	-	$(45,025)	$(45,025)

Balance, August 31, 2005	10,335,000	$10,335	$82,378	$(81,895)	$10,818

Net (loss) for the period	-	-	-	(1,061)	(1,061)

Balance, November 30, 2005	10,335,000	$10,335	$82,378	$(82,956)	$9,757

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars) Unaudited

			For the
	For the		period
	three		from
	month	For the three	inception
	period	month period	on May 4,
	ended	ended	2004 to
	November	November 30,	November
	30, 2005	2004	30, 2005

OPERATING ACTIVITIES
Net (loss)	$(1,061)	$(30,044)	$(82,956)
Adjustment to reconcile net (loss) to
net cash used for operating activities:
Increase (decrease) in accounts payable and
accrued liabilities	(25,520)	27,700	600

Net Cash (Used For) Operating
Activities	(26,581)	(2,344)	(82,356)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	92,713

Net Cash Provided By Financing
Activities	-	-	92,713

NET (DECREASE) INCREASE IN CASH	(26,581)	(2,344)	10,357

CASH, BEGINNING OF PERIOD	36,938	59,643	-

CASH, END OF PERIOD	$10,357	$57,299	$10,357

Represented by:
Cash in bank	$10,157	$57,099	$10,157
Cash in lawyers’ trust account	200	200	200

	$10,357	$57,299	$10,357

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars) Unaudited

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Southridge Enterprises Inc. (the “Company”) was incorporated in the State of Nevada on May 4, 2004. The Company was organized to explore mineral properties in British Columbia, Canada. The Company’s fiscal year end is August 31.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2005, the Company had $10,357 in cash, working capital of $9,757 a stockholders’ equity of $9,757 and accumulated net losses of $82,956 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying balance sheets and related statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.

The preparation of the consolidated financial statements is based on the accounting policies and practices consistent with those used in the preparation of the Company’s annual consolidated financial statements as at August 31, 2005 and the period then ended. These unaudited interim period consolidated financial statements do not contain all of the disclosures required by United States generally accepted accounting principles and therefore should be read together with the audited annual consolidated financial statements and the accompanying notes thereto.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company) Unaudited

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

NOTE 4 – INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	November	November
	30, 2005	30, 2004
	(Unaudited)	(Unaudited)

Loss before income tax provision	$1,061	$30,044

Expected (benefit) at statutory rates (34%)	(361)	(10,215)

Unrecognized benefit of non- capital losses	361	10,215

Total current income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	November	August 31,
	30, 2005	2005
	(Unaudited)	(Audited)

Future income tax assets:

Operating losses available for future periods	$82,956	$81,895

Deferred tax Asset (34%)	28,205	27,845

Valuation allowance	(28,205)	(27,845)

Net future income tax asset	$-	$-

The Company has incurred operating losses of approximately $82,956 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars) Unaudited

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as the "Hilltop Claims”, comprised of a two unit grid claim block located on the north shore of Kamloops Lake in south-central British Columbia, Canada. Title to our mineral claims is held by our wholly owned subsidiary, Southridge Exploration Inc. (the “BC Subsidiary”), the registered owner of the Hilltop Claims. Our plan of operation is to conduct mineral exploration activities on the Hilltop Claims in order to assess whether they possess commercially exploitable mineral deposits of copper and gold.

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

Acquisition of the Hilltop Claims

We purchased the Hilltop Claims property in an arms-length transaction from Larry Sostad for cash consideration of $3,000 pursuant to a purchase agreement dated May 17, 2004. We assigned all of our interest in the Hilltop Claims to the BC Subsidiary pursuant to an assignment agreement with the BC Subsidiary dated July 19, 2004.

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

Our total expenditures over the next twelve months are anticipated to be approximately $20,000. Our cash on hand as of January 10, 2006 is $10,357. We do not have sufficient cash on hand to pay the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase III of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
			Increase /
	At November 30, 2005	At August 31, 2005	(Decrease)
Current Assets	$10,357	$36,938	(72.0)%
Current Liabilities	$600	$26,120	(97.7)%
Working Capital (Deficit)	$9,757	$10,818	(9.8)%

Cash Flows

	Three Months Ended	Three Months Ended
	November 30, 2005	November 30, 2004
Cash Flows from (used in) Operating Activities	$(26,581)	$(2,344)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	--	--
Net Increase (decrease) in Cash During Period	$(26,581)	$(2,344)

The decline in our working capital surplus at November 30, 2005 from the period ended August 31, 2005 is reflective of the current state of our business development. We reduced our operating expenses from $30,044 for the three months ended November 30, 2004 to $1,061 during the comparative period of 2005, primarily due to the decrease in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of January 10, 2006 we had cash on hand of $10,351. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $82,956 for the period from May 4, 2004 (inception) to November 30, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended August 31, 2005 included in our annual report on Form 10-KSB for the year ended August 31, 2005.

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

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $82,956 for the period from May 4, 2004 (inception) to November 30, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of January 10, 2006, we had cash in the amount of $10,351. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to proceed past Phase III of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on May 4, 2004 and, to date, have been involved primarily in the acquisition of the mineral claims, obtaining a summary geological report and performing certain limited work on our mineral claims. We have not earned any revenues to date.

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

Because our president, Vernon Samaroo, owns 58% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Samaroo are inconsistent with the best interests of other stockholders

Mr. Samaroo is our sole director and executive officer. He owns 58% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of major corporate transactions or other matters that require shareholder approval such as mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Samaroo may differ from the interests of the other stockholders.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated May 17, 2004 between Larry R.W. Sostad and Southridge Enterprises Inc.(1)

10.2	Assignment Agreement dated July 17, 2004 between Southridge Enterprises Inc. and Southridge Exploration Inc.(1)

10.3	Bill of Sale dated July 19, 2004 between Larry R. W. Sostad and Southridge Exploration Inc.(1)

10.4	Work Statement filed March 18, 2005.(1)

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on October 13, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on December 20, 2005.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended November 30, 2005. We have not filed any Current Reports on Form 8-K since November 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHRIDGE ENTERPRISES INC.

Date:	January 11, 2006	By:	/s/ Vernon Samaroo
VERNON SAMAROO
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)