Form 10QSB
period 2006-02-28
SOUTHRIDGE ENTERPRISES INC.
filed 2006-04-20
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended February 28, 2006

[               ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [               ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 12, 2006, the Issuer had 10,335,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [               ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 28, 2006 are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Southridge” mean Southridge Enterprises Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$10,238	$36,938

	$10,238	$36,938

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$600	$26,120

STOCKHOLDERS’ EQUITY

CAPITAL STOCK
Shares authorized:
100,000,000 common voting stock, $0.001 par value
100,000,000 preferred stock, $0.001 par value
Shares issued and outstanding:
10,335,000 common stock	10,335	10,335

ADDITIONAL PAID-IN CAPITAL	82,378	82,378

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(83,075)	(81,895)

	9,638	10,818

	$10,238	$36,938

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars) Unaudited

			For the three	For the three
	For the six	For the six	Month	month
	month period	month period	period	period	For the period
	ended	ended	ended	ended	From inception
	February 28,	February 28,	February	February	May 04, 2004 to
	2006	2005	28,2006	28,2005	February 28,2006

OPERATING EXPENSES

General and administrative expenses	$1,180	$30,062	$119	$18	$75,275

Mineral property expenses	-	-	-	-	7,800

NET (LOSS)	$(1,180)	$(30,062)	$(119)	$(18)	(83,075)

NET (LOSS) PER SHARE – BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING – BASIC	10,335,000	10,335,000	10,335,000	10,335,000

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars) Unaudited

For the period from inception on May 4, 2004 to February 28, 2006

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, May 4, 2004	-	$-	$-	$-	$-

Common stock issued for
cash at $0.001per share	6,000,000	6,000	-	-	6,000
cash at $0.02 per share	4,335,000	4,335	82,378	-	86,713

Net (loss) for the Period	-	-	-	(36,870)	(36,870)
Balance, August 31, 2004	10,335,000	10,335	82,378	(36,870)	55,843

Net (loss) for the year	-	-	-	(45,025)	(45,025)

Balance, August 31, 2005	10,335,000	10,335	82,378	(81,895)	10,818

Net (loss) for the period	-	-	-	(1,180)	(1,180)

Balance, February 28, 2006	10,335,000	$10,335	$82,378	$(83,075)	$9,638

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars) Unaudited

						For the
						Period
				For the	For the	From
				three	three	Inception
	For the	For the		Month	Month	on
	six month period	six month		Period	Period	May 4,
	ended	period		Ended	Ended	2004 to
	February 28,	ended February		February	February	February
	2006	28, 2005		28, 2006	28, 2005	28, 2006

OPERATING ACTIVITIES
Net (loss)	$(1,180)	$(30,062)	$	(119)	$(18)	$(83,075)
Adjustment to reconcile net (loss) to
net cash used for operating activities:
Increase (decrease) in accounts payable
and accrued liabilities	(25,520)	(27,700)		-	-	600

Net Cash (Used For) Operating
Activities	(26,700)	(2,362)		(119)	(18)	(82,475)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-		-	-	92,713

Net Cash Provided By Financing
Activities	-	-		-	-	92,713

NET (DECREASE) INCREASE IN CASH	(26,700)	(2,362)		(119)	(18)	10,238

CASH, BEGINNING OF PERIOD	36,938	59,643		10,357	57,299	-

CASH, END OF PERIOD	$10,238	$57,281		$10,238	$57,281	$10,238

Represented by:
Cash in bank	$10,038	$57,081		$10,038	$57,081	$10,038
Cash in lawyers’ trust account	200	200		200	200	200

	$10,238	$57,281		$10,238	$57,281	$10,238

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

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 28, 2005, the Company had $10,238 in cash, working capital of $9,638 a stockholders’ equity of $9,638 and accumulated net losses of $83,075 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 4 – INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	February 28,	February 28,
	2006	2005
	(Unaudited)	(Unaudited)

Loss before income tax provision	$1,180	$30,062

Expected (benefit) at statutory rates (34%)	(401)	(10,221)

Unrecognized benefit of non- capital losses	401	10,221

Total current income taxes	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	February 28,	August 31,
	2006	2005
	(Unaudited)	(Audited)

Future income tax assets:

Operating losses available for future periods	$83,075	$81,895

Deferred tax Asset (34%)	28,246	27,845

Valuation allowance	(28,246)	(27,845)

Net future income tax asset	$-	$-

The Company has incurred operating losses of approximately $83,075 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as the Hilltop Claims (the “Original Claims”), comprised of a two unit grid claim block located on the north shore of Kamloops Lake in south-central British Columbia, Canada.

Effective January 12, 2005, in connection with the adoption of new Mineral Tenure registration procedures in the Province of British Columbia and the recommendations of our consulting geologist, the original two mineral claims have now been registered as one cell claim (the “Hilltop Claim”). The area of the Hilltop Claim is now expanded from 124 acres to 403 acres, encompassing another mineral showing known as the “Log” showing, to the north of the previously examined claims.

Title to our mineral claim is held by our wholly owned subsidiary, Southridge Exploration Inc. (the “BC Subsidiary”), the registered owner of the Hilltop Claim. Our plan of operation is to conduct mineral exploration activities on the Hilltop Claim in order to assess whether they possess commercially exploitable mineral deposits of copper and gold.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claim or that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claim possesses commercially exploitable mineral deposits of copper and gold.

Significant Corporate Developments

Since our most recently completed fiscal quarter ended November 30, 2005, we have experienced the following significant corporate developments:

1.

On April 10, 2006, we received a preliminary geological report on the results of Phase II on the Hilltop Claim, prepared by our geologist, Mr. Bill Timmins. The report concludes that the results of Phase II indicate trace amounts of copper and gold and recommend an additional work program on the property. A detailed study and analysis of all results and preparation of maps are still in progress in preparation for a formal report anticipated to be completed by the end of April, 2006.

2.

Effective January 12, 2005, in connection with the adoption of new Mineral Tenure registration procedures in the Province of British Columbia, the original two mineral claims have now been covered by one cell claim (the “Hilltop Claim”). The area of the Hilltop Claim is now expanded from 124 acres to 403 acres, encompassing another mineral showing known as the “Log” showing, to the north of the previously examined claims.

Acquisition of the Original Claims

We purchased the Original Claims property in an arms-length transaction from Larry Sostad for cash consideration of $3,000 pursuant to a purchase agreement dated May 17, 2004. We assigned all of our interest in the Original Claims to the BC Subsidiary pursuant to an assignment agreement with the BC Subsidiary dated July 19, 2004.

Current State of Exploration

Our planned exploration program on the Hilltop Claim is exploratory in nature and no mineral reserves may ever be found. The results of the geological report on the Hilltop Claim prepared by our geological consultant, Mr. Timmins, indicated that there are soil geochemical anomalies in a mineralized zone located within the Frederick Zone on the Hilltop property. The report concluded that positive results from prior exploration work indicates potential for the discovery of economic copper-gold deposits, and recommended a four phase geological exploration program on the Hilltop Claim area.

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

Phase II – Exploration Program

The Phase I report recommended that we carry out Phase II of our planned exploration program and that we acquire additional mineral claims to the west of the Hilltop 1 and 2 claims. The second phase consisting of grid emplacement, ground magnetometer, geochemical soil sampling surveys, and prospecting and rock outcrop sampling in November, 2005. We received a preliminary assessment report from our consulting geologist on April 10, 2006.

In his preliminary Phase II report, our consulting geologist reported that a preliminary study of the magnetic results indicated a contact zone in the northwest sector of the grid in the vicinity of the “Log” showing, which was reported to consist of chalcopyrite, bornite, and pyrrhotite in prorphyritic andesite. According to the report, the geochemical soil survey indicated anomalous zones of high values in copper and gold in the same area which appear to occur over an area of at least 500 feet by 300 feet. Two rock samples from the Hilltop Claim were collected. Rock Sample II, which was collected from grid line 1350N/1275E located in proximity to the contact zone and the anomalous geochemical values, assayed 1.21% copper and traces of gold. Rock Sample I, which was collected approximately 100 feet south and 200 feet west of Rock Sample II, assayed 0.89% copper and trace of gold.

Phase III – Exploration Program

The preliminary Phase II report initially supports proceeding with Phase III of our exploration program. Phase III consists of detailed rock and soil sampling and electromagnetic and magnetometer surveys. The decision whether to proceed with Phase III will depend on the result of the final report by our consulting geologist. We are currently awaiting the final report, which is anticipated during our second fiscal quarter in 2006.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Hilltop Claim in order to assess whether the claim possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of copper and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

We are presently awaiting a final report on the results of Phase II including final assay results. We do not have sufficient cash on hand to pay the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months, and we will require additional financing in order to proceed with any additional work beyond Phase III of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

A decision on proceeding beyond the planned Phase II explorations will be made by assessing whether the results of Phase II are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. The preliminary assessment report prepared by our consulting geologist supports proceeding with Phase III at this time. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase II and Phase III. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant in his final report whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

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

Our total expenditures over the next twelve months are anticipated to be approximately $20,000. Our cash on hand as of February 28, 2006 is $10,238. We do not have sufficient cash on hand to pay the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase III of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 28, 2006	At August 31, 2005	Increase / (Decrease)
Current Assets	$10,238	$36,938	(72.3)%
Current Liabilities	$600	$26,120	(97.7)%
Working Capital	$9,638	$10,818	(10.9)%

Cash Flows

	Six Months Ended	Six Months Ended
	February 28, 2006	February 28, 2005
Cash Flows (used in) Operating Activities	$(26,700)	$(2,362)
Cash Flows from (used in) Investing Activities	--	--
Cash Flows from (used in) Financing Activities	--	--
Net Decrease in Cash During Period	$(26,700)	$(2,362)

The decline in our working capital surplus at February 28, 2006 from the period ended August 31, 2005 is reflective of the current state of our business development. We reduced our operating expenses from $30,062 for the six month period ended February 28, 2005 to $1,180 for the six month period ended February 28, 2006, primarily due to a decrease in our professional fees.

As of February 28, 2006 we had cash on hand of $10,238. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $83,075 for the period from May 4, 2004 (inception) to February 28, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United

States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Mineral Property Acquisition Payments and Exploration Costs

We record our interest in mineral properties at cost. We expense all costs incurred on mineral properties to which we have secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

We follow a policy of expensing exploration expenditures until we make a production decision in respect of the project and we are reasonably assured that we will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are reevaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $83,075 for the period from May 4, 2004 (inception) to February 28, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are not sufficient to complete the proposed exploration program, and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of February 28, 2006, we had cash in the amount of $10,238. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to proceed past Phase III of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to the Hilltop Claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

The Hilltop Claim property comprises one claim with a total area of 403 acres, located five miles north-northwest of the village of Tranquille on the north shore of Kamloops Lake. The claim may be reached by all-weather and gravel roads from Tranquille, which lies within the Kamloops city limits. The mainline of the Canadian National railway passes through the property. This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved gravel road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. Our planned exploration program does not budget for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

  With a price of less than $5.00 per share;
  That are not traded on a “recognized” national exchange;
  Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended February 28, 2006. We have not filed any Current Reports on Form 8-K since February 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHRIDGE ENTERPRISES INC.

Date:	April 19, 2006	By:	/s/ Vernon Samaroo
VERNON SAMAROO
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)