Form 10QSB
period 2006-05-31
SOUTHRIDGE ENTERPRISES INC.
filed 2006-07-17
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 12, 2006, the Issuer had 10,335,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Southridge” mean Southridge Enterprises Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)

Unaudited Financial Statements
(Expressed in U.S. Dollars)

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	May 31, 2006	August 31, 2005
	(Unaudited)	Audited

ASSETS
Current
Cash	$8,458	$36,938
Prepaids	200	-
Total current assets	8,658	36,938

Total assets	$8,658	$36,938

LIABILITIES
Current
Accounts payable and accrued liabilities	$600	$26,120
Total current liabilities	600	26,120
Total Liabilities	600	26,120

STOCKHOLDERS’ EQUITY
Share capital
Authorized:
Preferred stock $0.001 par value 100,000,000 shares authorized
None issued, allotted and outstanding:	-	-

Common stock $0.001 par value, 100,000,000 shares authorized
Issued, allotted and outstanding:
10,335,000 shares of common stock	10,335	10,335
Additional paid-in capital	82,378	82,378
Deficit accumulated during exploration stage	(84,655)	(81,895)
Total stockholders’ equity	8,058	10,818
Total liabilities and stockholders’ equity	$8,658	$36,938

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the period May 4, 2004 (Inception) to May 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During	Stock-
	Common stock		paid-in	Exploration	holders'
	Shares	Amount	capital	Stage	equity
Balance May 4, 2004	-	$-	$-	$-	$-

Common stock issued for cash
($0.001 per share)	6,000,000	6,000			6,000
($0.02 per share)	4,335,000	4,335	82,378		86,713

- net loss for the period from May 4, 2004 to
August 31, 2004				(36,870)	(36,870)
Balance August 31, 2004	10,335,000	10,335	82,378	(36,870)	55,843

- net loss for the year				(45,025)	(45,025)
Balance August 31, 2005	10,335,000	10,335	82,378	(81,895)	10,818

- net loss for the period				(2,760)	(2,760)

Balance, May 31, 2006	10,335,000	$10,335	$82,378	$(84,655)	$8,058

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine	For the nine	For the three	For the three	For the period
	Month period	Month period	Month period	Month period	From
	ended May	ended May 31,	ended May	ended May 31,	inception
	31, 2006	2005	31, 2006	2005	May 4, 2004 to
					May 31,2006
OPERATING EXPENSES

General and administrative expenses	$2,760	$41,587	$1,580	$11,525	$76,855
Mineral property expenses	-	-	-	-	7,800

Net (Loss)	(2,760)	(41,587)	(1,580)	(11,525)	(84,655)
Provision for income taxes	-	-	-	-	-

Net (Loss) for the Period	$(2,760)	$(41,587)	$(1,580)	$(11,525)	$(84,655)
Net (Loss) Per Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC	10,335,000	10,335,000	10,335,000	10,335,000

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine	For the nine	For the three	For the three	For the period
	Month period	Month period	Month period	Month period	From
	ended May	ended May	ended May	ended May	inception
	31, 2006	31, 2005	31, 2006	31, 2005	May 4, 2004 to
					May 31,2006
OPERATING ACTIVITIES
Net (loss)	$(2,760)	$(41,587)	$(1,580)	$(11,525)	$(84,655)
Changes in non-cash working capital items
Increase (decrease) in accounts payable
and accrued liabilities	(25,520)	18,700	-	(9,000)	600

Net Cash (Used For) Operating Activities	(28,280)	(22,887)	(1,580)	(20,525)	(84,055)

FINANCING ACTIVITIES
Issuance of common stock	-	-	-	-	92,713

Net Cash Provided by Financing Activities	-	-	-	-	92,713

NET (DECREASE) INCREASE IN CASH	(28,280)	(22,887)	(1,580)	(20,525)	8,658

CASH BEGINNING OF PERIOD	36,938	59,643	10,238	57,281	-

CASH, END OF PERIOD	$8,658	$36,756	$8,658	$36,756	$8,658

Represented by:
Cash in bank	$8,458	$36,556	$8,458	$36,556	$8,458
Cash in lawyer’s trust account	200	200	200	200	200

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended May 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

1.	Organization and Continuance of Operations

This summary of accounting policies for Southridge Enterprises Inc. is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Southridge Enterprises Inc. (the “Company”) was incorporated in the State of Nevada on May 4, 2004. The Company was organized to explore mineral properties in British Columbia, Canada. The Company’s fiscal year end is August 31.

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2006, the Company had $8,658 in cash, working capital of $8,058 a stockholders’ equity of $8,058 and accumulated net losses of $84,655 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

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

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended May 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

1.	Organization and Continuance of Operations (continued)

expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.

The preparation of the consolidated financial statements is based on the accounting policies and practices consistent with those used in the preparation of the Company’s annual consolidated financial statements as at August 31, 2005 and the period then ended. These unaudited interim period consolidated financial statements do not contain all of the disclosures required by United States generally accepted accounting principles and therefore should be read together with the audited annual consolidated financial statements and the accompanying notes thereto

2.	Summary of Significant Accounting Policies

(a)	Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

(b)	Cash Equivalents

For purposes of the consolidated statement of cash flows cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturity of three months or less when purchased.

(c)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

(d)	Mineral Interest

In March 2004, the Emerging Issues Task Force issued EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended May 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(d)	Mineral Interest (continued)

Staff Positions (FSPs) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141”, Business Combinations (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004 adoption is permitted.

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of May 31, 2006, the Company has impaired/expensed costs associated with our property.

The Company has a 100% interest in certain mineral properties in British Columbia, Canada, collectively referred to as Hilltop claims.

(e)	Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(f)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time- Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the consolidated financial statements.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended May 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(g)	Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of May 31, 2006 and 2005, there were no dilutive securities outstanding.

(h)	Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i)	Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(k)	Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended May 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(k)	Mining Properties and Exploration Costs (continued)

Mining properties are, upon commencement of production, amortized over the estimated life of the orebody to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued. Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made

3.	Acquisition of Mineral Rights

The Company purchased the Hilltop Claims property in an arms-length transaction from Larry Sostad for cash consideration of $3,000 pursuant to a purchase agreement dated May 17, 2004.

Description Of Property And Location Of Hilltop Mineral Claims

The Hilltop Claims property is comprised of two mineral claims with a total area of approximately 110 acres, located on the north shore of Kamloops Lake in south-central British Columbia, Canada.

The Company obtained information on the area from the British Columbia Department of Mines and Geological Consultants in 2004. Management believed the timing was opportune at that time to obtain this property at the price paid. The Hilltop Claims are recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following name, tag and tenure numbers:

Effective January 12, 2005, in connection with the adoption of new Mineral Tenure registration procedures in the Province of British Columbia and the recommendations of the company's consulting geologist, the original two mineral claims have now been registered as one cell claim (the “Hilltop Claim”). The area of the Hilltop Claim is now expanded from 124 acres to 403 acres, encompassing another mineral showing known as the “Log” showing, to the north of the previously examined claims.

SOUTHRIDGE ENTERPRISES INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the period ended May 31, 2006
(Expressed in U.S. dollars)
(Unaudited)

4.	Common Stock

Authorized

The Company is authorized to issue 200,000,000 shares of which 100,000,000 shares will be common voting stock, with a par value of $0.001 per share and 100,000,000 will be preferred stock, with a par value of $0.001 per share.

5.	Income Taxes

As of May 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $84,655 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	May 31,	May 31,
	2006	2005
	Unaudited	Unaudited
Loss before income tax provision	$2,760	$41,587
Expected (benefit) at statutory rates (34%)	(938)	(14,139)
Unrecognized benefit of non-capital losses	938	14,139
	$-	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	May 31,	August 31,
	2006	2005
	Unaudited	Audited
Deferred tax assets:
Net operating loss carryforwards	$84,655	$81,895
Gross deferred tax assets	28,783	27,845
Less: valuation allowance	(28,783)	(27,845)
Net deferred tax asset	$--	$--

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

INTRODUCTION

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as the Hilltop Claims (the “Hilltop Claim”), comprised of a two unit grid claim block located on the north shore of Kamloops Lake in south-central British Columbia, Canada.

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

RECENT CORPORATE DEVELOPMENTS

Since our most recently completed fiscal quarter ended February 28, 2006, we have experienced the following significant corporate developments:

1.

On April 10, 2006, we received a preliminary geological report on the results of Phase II on the Hilltop Claim, prepared by our geologist, Mr. Bill Timmins. The report concludes that the results of Phase II indicate trace amounts of copper and gold and recommend an additional work program on the property. A detailed study and analysis of all results and preparation of maps are still in progress in preparation for a formal report anticipated to be completed during our next fiscal quarter.

2.

Effective January 12, 2005, in connection with the adoption of new Mineral Tenure registration procedures in the Province of British Columbia and the recommendations of our consulting geologist, the original two mineral claims have now been registered as one cell claim. The area of the Hilltop Claim is 163.574 hectares, encompassing another mineral showing known as the “Log” showing, to the north of the previously examined claims.

Acquisition of the Hilltop Claim

We purchased the Hilltop Claims property in an arms-length transaction from Larry Sostad for cash consideration of $3,000 pursuant to a purchase agreement dated May 17, 2004. We assigned all of our interest in the Hilltop Claim to our subsidiary pursuant to an assignment agreement dated July 19, 2004.

Current State of Exploration

Our planned exploration program on the Hilltop Claim is exploratory in nature and no mineral reserves may ever be found. The results of the geological report on the Hilltop Claim prepared by our geological consultant, Mr. Timmins, indicated that there are soil geochemical anomalies in a mineralized zone located within the Frederick Zone on the Hilltop property. The report concluded that positive results from prior exploration work indicates potential for the discovery of economic copper-gold deposits, and recommended a four phase geological exploration program on the Hilltop Claim area. We have not, nor has any predecessor, identified any commercially exploitable mineral deposits on our mineral claim.

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

Phase II – Exploration Program

The Phase I report recommended that we carry out Phase II of our planned exploration program and that we acquire additional mineral claims to the west of the Hilltop Claim. The second phase consisting of grid emplacement, ground magnetometer, geochemical soil sampling surveys, and prospecting and rock outcrop sampling was completed in November, 2005. We received a preliminary assessment report from our consulting geologist on April 10, 2006.

In his preliminary Phase II report, our consulting geologist reported that a preliminary study of the magnetic results indicated a contact zone in the northwest sector of the grid in the vicinity of the “Log” showing, which was reported to consist of chalcopyrite, bornite, and pyrrhotite in prorphyritic andesite. According to the report, the geochemical soil survey indicated anomalous zones of high values in copper and gold in the same area which appear to occur over an area of at least 500 feet by 300 feet. Two rock samples from the Hilltop Claim were collected. Rock Sample II assayed 1.21% copper and traces of gold. Rock Sample I, which was collected approximately 100 feet south and 200 feet west of Rock Sample II, assayed 0.89% copper and trace of gold.

Phase III – Exploration Program

The preliminary Phase II report supports proceeding with Phase III of our exploration program. Phase III consists of detailed rock and soil sampling and electromagnetic and magnetometer surveys. The decision whether to proceed with Phase III will depend on the result of the final report by our consulting geologist. We are currently awaiting the final report, which is anticipated during our next fiscal quarter.

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

Our total expenditures over the next twelve months are anticipated to be approximately $20,000. Our cash on hand as of May 31, 2006 is $8,458. We do not have sufficient cash on hand to pay the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase III of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended May 31			Nine Months Ended May 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$-	$-	N/A	$-	$-	N/A

Expenses	(2,760)	(41,587)	(93.4)%	(1,580)	(11,525)	(86.3)%

Net Loss	$(2,760)	$(41,587)	(93.4)%	$(1,580)	$(11,525)	(86.3)%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of minerals. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposits exists on our claims or that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs. We will not be able to determine whether or not our mineral claims contain a commercially exploitable silver and gold deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Expenses

Our operating expenses for the nine months ended May 31, 2006 consisted entirely of general and administrative expenses and we did not incur any expenses related to our mineral property exploration. Our general and administrative expenses of $2,760 for the nine months ended May 31, 2006 decreased as compared to the same period in 2005, primarily due to a decrease in professional fees associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2006	At August 31, 2005	Increase / (Decrease)
Current Assets	$8,658	$36,938	(76.6)%
Current Liabilities	(600)	(26,120)	(97.7)%
Working Capital	$8,058	$10,818	(25.5)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	May 31, 2006	May 31, 2005
Cash Flows (used in) Operating Activities	$(28,280)	$(22,887)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	-	-
Net Decrease in Cash During Period	$(28,280)	$(22,887)

The decline in our working capital surplus at May 31, 2006 from the period ended August 31, 2005 is reflective of the current state of our business development. We reduced our operating expenses from $41,587 for the nine month period ended May 31, 2005 to $2,760 for the nine month period ended May 31, 2006, primarily due to a decrease in our professional fees.

As of May 31, 2006 we had cash on hand of $8,458. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited consolidated financial statements for the year ended August 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $84,655 for the period from May 4, 2004 (inception) to May 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

Mineral Property Acquisition Payments and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life of the orebody to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value. Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued. Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made

Mineral Interests

In March 2004, the Emerging Issues Task Force issued EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB Staff Positions (FSPs) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141”, Business Combinations (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and EITF Issue No. 04-2,

“Whether Mineral Rights are Tangible or Intangible Assets”. The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004 adoption is permitted.

In March 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”. EITF 04-3 requires mining companies to compare cash flows to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for reporting periods beginning after March 31, 2004 but earlier adoption is permitted. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of May 31, 2006, the Company has impaired/expensed costs associated with our property.

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $84,655 for the period from May 4, 2004 (inception) to May 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail.

Our current operating funds are not sufficient to complete the proposed exploration program, and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of May 31, 2006, we had cash in the amount of $8,458. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to proceed past Phase III of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business.

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

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

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

We have no known mineral reserves and if we cannot find any we will have to cease operations.

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

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

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

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

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

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration.

Access to the Hilltop Claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

The Hilltop Claim property comprises one claim with a total area of 163.574 hectares, located five miles north-northwest of the village of Tranquille on the north shore of Kamloops Lake. The claim may be reached by all-weather and gravel roads from Tranquille, which lie within the Kamloops city limits. The mainline of the Canadian National railway passes through the property. This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved gravel road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and March.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

The Hilltop Claim expires on March 24, 2007. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.40 per hectare (approximately US$3.78 per hectare) in the first three years and CDN$8.40 per hectare (approximately US$7.22 per hectare) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

If we cannot complete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

Our competition in the mining industry includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed down or suspended.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulations that may increase the anticipated cost of our exploration program.

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

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

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

Because our president, Vernon Samaroo, owns 58% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Samaroo are inconsistent with the best interests of other stockholders.

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

We may conduct further offerings in the future in which case current shareholdings will be diluted.

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

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers.

Our business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks", are as follows:

(a)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(b)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(c)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 3.                     CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2006. We have not filed any Current Reports on Form 8-K since May 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHRIDGE ENTERPRISES INC.

Date:	July 15, 2006	By:	/s/ Vernon Samaroo
VERNON SAMAROO
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)