Form 10KSB
period 2006-08-31
SOUTHRIDGE ENTERPRISES INC.
filed 2006-12-15
CIK 1303361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-51306

SOUTHRIDGE ENTERPRISES INC.
(Name of small business issuer in its charter)

Nevada	98-0435537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625N. Hall, Suite 900 Dallas, Texas	75219-5106
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (888) 862-2192 Ext 4

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☒	No [	]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

21,675,000 common shares @ $1.65(1) = $35,764,000

(1) Average of bid and ask closing prices on October 25, 2006.

(51,675,000 common shares outstanding. 30,000,000 held by affiliates(2) . 21,675,000 held by non-affiliates)

(2) see Item 11

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

51,675,000 common shares issued and outstanding as of October 25, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "SORD" mean Southridge Enterprises Inc., or one of our subsidiaries, Southridge Ethanol Inc., or Southridge Environmental Inc., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 3625 N. Hall Street, Suite 900, Dallas, Texas, 75219-5106. Our telephone number is (888) 862-2192 ext. 4.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SORD".

Corporate History

We were incorporated in the State of Nevada on May 4, 2004 with authorized capital of 100,000,000 shares of common stock with a par value of $0.001 and 100,000,000 shares of preferred stock with a par value of $0.001.

Effective October 3, 2006, we split our common shares on a 5 for 1 basis. As a result, our articles of incorporation were amended to increase our authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of our common stock remained $0.001 per share. Our authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Further, no shareholder approval was required or obtained pursuant to NRS 78.209. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The financial statements and notes have been changed to reflect the retroactive effect of the 5 to 1 forward stock split. Our trading symbol was changed from “SDGE” to “SORD” in connection with the forward stock split.

From inception on May 4, 2004 to August 31, 2006, we were engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registrations of our securities and planning Phase 1 of the exploration work on our Hilltop properties. Subsequent to our August 31, 2006 year end we diversified our business and on September 28, 2006 we formed a wholly owned subsidiary Southridge Environmental Inc., a Mississippi corporation, which acquired an industrial plant facility located in Quitman County, Mississippi, for the purchase price of $375,000. The acquisition closed on October 5, 2006. This Quitman plant is situated on 37 acres located in the northwest region of the state, which is in the lower portion of the Mid-West corn belt. The facility has a 76,000 sq. ft industrial structure that will be converted to house equipment for ethanol production.

Effective September 13, 2006, we entered into an option to purchase agreement (the “Agreement”) with Boss Group of Companies Inc., to acquire an ethanol plant located in Saskatchewan, Canada. On September 28, 2006 we formed a wholly owned subsidiary, Southridge Ethanol Inc., a Mississippi corporation, that is intended for the closing of this agreement. The closing of this acquisition is subject to the completion of our due diligence by December 11, 2006.

Effective September 29, 2006 we were granted a line of credit facility (“LOC”) of up to USD$10,000,000 by Uniform Ventures Ltd. The LOC, which includes an unregistered charge over the assets and undertaking of our company bears interest at 8% per annum, payable quarterly, and expires on due September 29, 2011.

Effective October 31, 2006 we signed a letter of intent to acquire ethanol plant equipment from South Louisiana Ethanol, LLC. We did not close on the letter of intent as another company had claimed interest in the same equipment.

Based on a thorough review of the merits of our Hilltop claims we will not continue with any further exploration work. We are a development stage company that has diversified into the alternate energy sector and have not yet generated or realized any revenues from our business operations.

Our Current Business

We are a renewable energy company with a mission to become an ethanol producer in the southeastern region of the United States. To date, we have not derived any income from any of our operations.

Our plan of operation is to focus in an area which offers abundant supplies of corn, superior transportation infrastructure and expedited permitting processes. Once the agreement with the Boss Group of Companies has finalized, our intention is to transport and re-assemble the plant and equipment at our company’s newly acquired production facility in Quitman County, Mississippi. We are acquiring and developing ethanol production facilities and anticipate a start-up of the first phase of these operations in 2007. We are headquartered in Dallas, Texas. For more information, please visit our website: www.southridgeethanol.com

There is no assurance that we will complete the agreement with the Boss Group of Companies and even if we do, there is no assurance that we will be able to transport the plant and equipment to our acquired production facility in Quitman County, Mississippi and re-assemble it. Even if we do complete this, there can be no assurance that we will successfully produce 10 million gallons per year (MMGY) of denatured ethanol. Please refer to the section entitled ‘Risk Factors’, of this annual report on Form 10-KSB, for additional information about the risks of ethanol production.

Industry Overview

Overview of Ethanol Market

We believe that the ethanol industry produced approximately 4.0 billion gallons of ethanol in 2005, an increase of approximately 18% from the approximately 3.4 billion gallons of ethanol produced in 2004. Unlike gasoline and diesel, however, ethanol cannot be shipped in pipelines because ethanol mixes easily with water already present in the pipelines. When mixed, water dilutes ethanol and creates significant quality control issues. Therefore, ethanol must be trucked from rail terminals to regional fuel terminals, or blending racks. We believe approximately 95% of the ethanol produced in the United States is made in the Midwest from corn. According to the U.S. Department of Energy, ethanol is typically blended at 5.7% to 10% by volume in the United States, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. Compared to gasoline, ethanol is generally considered to be less expensive, cleaner burning and contains higher octane. We anticipate that the increasing demand for transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO(2) emissions through the use of renewable fuels will generate additional growth in the U.S.

Currently, ethanol represents only up to 3% of the total annual gasoline supply in the United States. We believe that the ethanol industry has substantial room to grow to reach what we estimate is an achievable level of at least 10% of the total annual gasoline supply in the United States.

Overview of Ethanol Production Process

The production of ethanol from starch or sugar-based feedstocks has been practiced for thousands of years. While the basic production steps remain the same, the process has been refined considerably in recent years, leading to a highly efficient process that we believe now yields more energy in the ethanol and co-products than is required to make the products. The modern production of ethanol requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, and denaturants such as unleaded gasoline or liquid natural gas, in addition to natural gas and electricity.

In the dry milling process, corn or other high-starch grains are first ground into meal and then slurried with water to form a mash. Enzymes are then added to the mash to convert the starch into the simple sugar, dextrose. Ammonia is also added for acidic (pH) control and as a nutrient for the yeast. The mash is processed through a high temperature cooking procedure, which reduces bacteria levels prior to fermentation. The mash is then cooled and transferred to fermenters, where yeast is added and the conversion of sugar to ethanol and CO(2) begins.

After fermentation, the resulting product is transferred to distillation, where the ethanol is separated from the residual material. The ethanol is concentrated to 190 proof using conventional distillation methods and then is dehydrated to approximately 200 proof, representing 100% alcohol levels, in a molecular sieve system. The resulting anhydrous ethanol is then blended with about 5% denaturant, which is usually gasoline, and is then ready for shipment to market.

The residual stillage is separated into a coarse grain portion and a liquid portion through a centrifugation process. The soluble liquid portion is concentrated to about 40% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce wet distillers grains, or WDG, or can be mixed and dried to produce dried distillers grains with solubles, or DDGS. Both WDG and DDGS are high-protein animal feed products.

Overview of Distillers Grains Market

We believe that approximately 5.8 to 6.8 million tons of dried distillers grains are produced and sold every year in North America. Dairy cows and beef cattle are the primary consumers of distillers grains. According to Rincker and Berger, in their 2003 article entitled “OPTIMIZING THE USE OF DISTILLER GRAIN FOR DAIRY-BEEF PRODUCTION”, a dairy cow can consume 12-15 lbs of WDG per day in a balanced diet. At this rate, the WDG output of an ethanol facility that produces 25 million gallons of ethanol per year can feed approximately 75,000-95,000 dairy cows and an ethanol facility that produces 35 million gallons of ethanol per year can feed approximately 105,000-130,000 dairy cows.

Historically, the market price for distillers grains has been stable in comparison to the market price for ethanol. We believe that the market price of DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive protein ingredients, the performance or value of DDGS in a particular feed formulation and general market forces of supply and demand.

Our Strategy

Our primary goal is to become a producer and marketer of ethanol and other renewable fuels in the Eastern United States. Our business strategy to achieve this goal includes the following elements:

1.	Completion of our Ethanol Production Facilities

We are currently developing our first ethanol production facility located in Quitman County, Mississippi to produce ethanol and its co-products, specifically, WDG and CO(2), for sale in the U.S. We believe that, following the completion of construction of our planned facility, if it occurs, we will be a significant producer of ethanol in the Mid-West and that our proximity to the geographic market in which we plan to sell our ethanol may provide us with competitive advantages over other ethanol producers.

2.	Make Strategic Acquisitions of Existing or Pending Ethanol Production Facilities

We plan to explore opportunities to make strategic acquisitions of existing or pending ethanol production facilities. In circumstances where, in our judgment, the acquisition of existing or pending ethanol production facilities represents an opportunity to more quickly or successfully meet our business goals, we intend to undertake to consummate these acquisitions.

3.	Identify and Exploit New Renewable Fuels and Technologies

We plan to identify and exploit new renewable fuels and technologies. We are currently examining new technologies enabling the conversion of cellulose, which is generated predominantly from wood waste, paper waste and agricultural waste, into ethanol and we are also researching opportunities to produce bio-diesel to serve East Coast markets.

Employees

As of October 25, 2006, we had no employees other than our directors and officers. On September 26, 2006, we appointed Alex Smid and Daniel Jackson to our Board of Directors.

We also engage directors and contractors from time to time to supply work on specific corporate business and development programs.

Consultants are retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

We operate in the highly-competitive ethanol marketing industry and plan to establish ethanol production facilities to begin producing our own ethanol. The largest ethanol producer in the United States is Archer-Daniels-Midland Company, or ADM, with wet and dry mill plants in the Midwest and a total production capacity of about 1.2 billion gallons per year, or about 30% of total United States ethanol production. According to the Renewable Fuels Association's ETHANOL INDUSTRY OUTLOOK 2006, there are approximately 95 ethanol plants currently operating with a combined annual production capacity of approximately 4.0 billion gallons. In addition, 29 ethanol plants and 9 expansions were under construction with a combined annual capacity of approximately 1.5 billion gallons. We believe that most of the growth in ethanol production over the last ten years has been by farmer-owned cooperatives that have commenced or expanded ethanol production as a strategy for enhancing demand for corn and adding value through processing. We believe that many smaller ethanol plants rely on marketing groups such as Ethanol Products, Aventine Renewable Energy, Inc. and Renewable Products Marketing Group to move their product to market. We believe that, because ethanol is a commodity, many of the Midwest ethanol producers can target California, though ethanol producers further west in states such as Nebraska and Kansas often enjoy delivery cost advantages.

Compliance with Government Regulation

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. We are subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment. These laws, their underlying regulatory requirements and the enforcement thereof, some of which are described below, impact, or may impact, our existing and proposed business operations by imposing:

1	restrictions on our proposed business operations and/or the need to install enhanced or additional controls;
2	the need to obtain and comply with permits and authorizations;
3

liability for exceeding applicable permit limits or legal requirements, in certain cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

4	specifications for the ethanol we market and plan to produce and market.

In addition, some of the governmental regulations to which we are subject are helpful to our proposed ethanol production business. The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in North America. Some of the governmental regulations applicable to our proposed ethanol production business are briefly described below.

Federal Excise Tax Exemption

Ethanol blends have been either wholly or partially exempt from the federal excise tax, or FET, on gasoline since 1978. The exemption has ranged from $0.04 to $0.06 per gallon of gasoline during that 25-year period. Current law provides a $0.051 per gallon exemption from the $0.183 per gallon FET on gasoline if the taxable product is blended in a mixture containing at least 10% ethanol. The FET exemption was revised and its expiration date was extended for the sixth time since its inception as part of the Jumpstart Our Business Strength, or JOBS, Act enacted in October 2004. The new expiration date of the FET exemption is December 31, 2010. We believe that it is highly likely that this tax incentive will be extended beyond 2010 if Congress deems it necessary for the continued growth and prosperity of the ethanol industry.

Clean Air Act Amendments of 1990

In November 1990, a comprehensive amendment to the Clean Air Act of 1977 established a series of requirements and restrictions for gasoline content designed to reduce air pollution in identified problem areas of the United States. The two principal components affecting motor fuel content are the Oxygenated Fuels Program, which is administered by states under federal guidelines, and a federally supervised Reformulated Gasoline Program.

Reformulated Gasoline Program

The Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Basin, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York-New Jersey, Hartford Region, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. California's Central Valley was added in 2002.

The legislation requires a minimum of 2.0% oxygen by weight in reformulated gasoline as a means of reducing carbon monoxide pollution and replacing octane lost by reducing aromatics which are high octane portions of refined oil. The Reformulated Gasoline Program also includes a provision that allows individual states to "opt into" the federal program by request of the governor, to adopt standards promulgated by California that are stricter than federal standards, or to offer alternative programs designed to reduce ozone levels. Nearly all of the Northeast and middle Atlantic areas from Washington, D.C., to Boston not under the federal mandate have "opted into" the federal standards.

National Energy Legislation

A national Energy Bill was signed into law in August 2005 by President Bush. The Energy Bill substitutes the existing oxygenation program in the Reformulated Gasoline Program with a national "renewable fuels standard". The standard sets a minimum amount of renewable fuels that must be used by fuel refiners. Beginning in 2006, the minimum amount of renewable fuels that must be used by fuel refiners is 4.0 billion gallons, which increases progressively to 7.5 billion gallons in 2012. See "Risk Factors".

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If and /or when we begin production in the future it is reasonable to expect expenditures on compliance to rise.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this transitional annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

We have no operating history and as a result there is no assurance we can operate on a profitable basis.

We have no operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a development stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. We expect to incur losses for the foreseeable future and at least until after the completion of our first ethanol production facility in Quitman County, Mississippi. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the second quarter of 2007. We expect to rely on cash from borrowings and financings to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability our stock price may decline.

Governmental Regulations or the Repeal or Modification of Various Tax Incentives Favoring the use of Ethanol could reduce the demand for Ethanol

Our business is subject to extensive regulation by federal, state and local governmental agencies. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. For example the energy bill signed into law by President Bush in August 2005 includes a national renewable fuels standard that requires refiners to blend a percentage of renewable fuels into gasoline.

The fuel ethanol business benefits significantly from tax incentive policies and environmental regulations that favor the use of ethanol in motor fuel blends in the United States. Currently, a gasoline marketer that sells gasoline without ethanol must pay a federal tax of $0.18 per gallon compared to $0.13 per gallon for gasoline that is blended with 10% ethanol. Smaller credits are available for gasoline blended with lesser percentages of ethanol. The repeal or substantial modification of the federal excise tax exemption for ethanol-blended gasoline or, to a lesser extent, other federal or state policies and regulations that encourage the use of ethanol could have a detrimental effect on the ethanol production and marketing industry and materially and adversely affect any sales and profitability.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $7,548 and a working capital deficit of $17,596 as of our year ended August 31, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We presently have approximately $9,000,000 remaining on a line of credit facility granted by Uniform Ventures Ltd. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

Violations of Environmental Regulations could subject us to severe penalties and materially and aversely affect potential sales.

The production and sale of ethanol is subject to regulation by agencies of the federal government, including, but not limited to, the EPA, as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. Environmental laws and regulations that affect our operations, and that are expected to affect our planned operations, are extensive and have become progressively more stringent. Applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our potential sales and profitability could be materially and adversely affected.

Our Failure to Manage our Growth effectively could Prevent us from achieving our Goals.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our planned ethanol production facilities, will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our potential sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

The Market Price of Ethanol is Volatile and subject to significant fluctuations, which may cause our potential profitability to fluctuate significantly

The market price of ethanol is dependent on many factors, including on the price of gasoline, which is in turn dependent on the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in only five months from January 2005 through May 2005. In recent years, the prices of gasoline, petroleum and ethanol have all reached historically unprecedented high levels. If the prices of gasoline and petroleum decline, we believe that the demand for and price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

We believe that the production of ethanol is expanding rapidly. We expect existing ethanol plants to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as wet distillers grain, or WDG. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs. We cannot predict the future price of ethanol, WDG or corn. Any material decline in the price of ethanol or WDG, or any material increase in the price of corn, will adversely affect our sales and profitability.

The construction and operation of our planned Ethanol Production Facilities may be adversely affected by Environmental Regulations and Permit Requirements

The production of ethanol involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, oxides of nitrogen and volatile organic compounds. We may be required to obtain various water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason we are unable to obtain any of the required permits, construction costs for our planned ethanol production facilities are likely to increase; in addition, the facilities may not be fully constructed at all. It is also likely that operations at the facilities will be governed by the federal regulations of the Occupational Safety and Health Administration, or OSHA, and other regulations. Compliance with OSHA and other regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol.

The raw materials and energy necessary to produce Ethanol may be unavailable or may increase in price, adversely affecting our potential profitability.

The production of ethanol requires a significant amount of raw materials and energy, primarily corn, water, electricity and natural gas. In particular, we estimate that our Quitman County, Mississippi ethanol production facility will require a significant amount of corn each year, and significant and uninterrupted supplies of water, electricity and natural gas. The prices of corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather in the Midwest, where we expect to source corn, and other problems may cause delays or interruptions of various durations in the delivery of corn or reduce corn supplies and increase corn prices. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our Quitman County, Mississippi facility will need or may not be able to supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our sales and profitability may be significantly and adversely affected by the prices and supplies of raw materials and energy.

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended August 31, 2006 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Telford Sadovnick, P.L.L.C., state in their notes to the audited financial statements for the year ended August 31, 2006, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non U.S. officers and directors for misconduct and may not be able to enforce judgment and civil liabilities against such parties.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2.	Description of Property.

Executive Offices

Our Corporate Headquarters are located at 3625 N. Hall Street, Suite 900, Dallas Texas. Our telephone number at our principal office is (888) 862-2192. Our office is maintained at a cost of approximately $3,000.00 per month as of August 1, 2006. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Properties

We have acquired an industrial plant facility located in Quitman County, Mississippi, for the purchase price of $375,000, which closed on October 5, 2006. This plant is situated on 37 acres located in the northwest region of the state, which is in the lower portion of the Mid-West corn belt. The facility has a 76,000 sq. ft industrial structure that we intend toe convert by installing the equipment required for ethanol production. We are in the process of sourcing such equipment.

The largest rail line by volume in the U.S. is located next to the plant facility and this will provide us with immediate and direct access to a superior transportation infrastructure. Access to this rail line will allow the import of raw materials and the export of the resulting ethanol. Our plant facility includes a 144,000 sq.ft. concrete rail loading dock on site, built specifically for large scale operations. With this infrastructure, we have access to 15 grain elevators and 5 oil refineries within the State of Mississippi for delivery of raw material and distribution of finished products. An additional logistical benefit of the facility is its proximity to the Mississippi River, allowing for raw material and finished product to be shipped by barge and delivered a short distance to and from the facility.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Effective October 3, 2006, we split our common shares on a 5 for 1 basis. As a result, our articles of incorporation were amended to increase our authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of our common stock remained $0.001 per share. Our authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Further, no shareholder approval was required or obtained pursuant to NRS 78.209. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The financial statements and notes have been changed to reflect the retroactive effect of the 5 to 1 forward stock split . Our trading symbol was changed from “SDGE” to “SORD” in connection with the forward stock split.

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
February 28, 2006	$n/a	$n/a
May 31, 2006	$n/a	$n/a
August 31, 2006	$0.35	$0.35

(1) Our common stock received approval for quotation on May 4, 2006. The first trade occurred October 5, 2006.

On October 25, 2006, the last closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.57.

As of October 25, 2006, there were 29 holders of record of our common stock who held an aggregate of 51,675,000 common shares. At the date of filing this report, there were 51,675,000 common shares issued and outstanding (after being adjusted for the 1 to 5 forward split that occurred on October 3, 2006).

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240 , Las Vegas, Nevada 89123 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the year ended August 31, 2006, we did not issue any equity securities which were not registered under the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We are a development stage company that has not yet generated or realized any revenues from our business operations.

We are a renewable energy company with a mission to become a significant ethanol producer in the southeastern region of the United States. To date, we have not derived any income from any of our operations.

Our plan of operation is to focus in an area which offers abundant supplies of corn, superior transportation infrastructure and expedited permitting processes. Once the agreement with the Boss Group of Companies has been finalized, it is our intention to transport the plant and equipment to our company’s newly acquired production facility in Quitman County, Mississippi for reassembly. At full capacity, the successful acquisition of the plant and related equipment will enable us to produce up to 10 million gallons per year (MMGY) of denatured ethanol. We are headquartered in Dallas, Texas.

There is no assurance that we will complete the agreement with the Boss Group of Companies and even if we do, there is no assurance that we will be able to transport the plant and equipment to our acquired production facility in Quitman County, Mississippi and re-assemble it. Even if we do complete this, there can be no assurance that we will successfully produce 10 million gallons per year (MMGY) of denatured ethanol. Please refer to the section entitled ‘Risk Factors’, of this annual report on Form 10-KSB, for additional information about the risks of ethanol production.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, and on September 29, 2006 we executed a $10 million Line of Credit (LOC) with Uniform Ventures Ltd.

At August 31, 2006, we had working capital deficiency of $17,596, compared to working capital of $10,818 as at August 31, 2005.

At August 31, 2006, our total current assets were $7,548 which consisted of cash compared to total current assets of $36,938 as at August 31, 2005.

At August 31, 2006, our total current liabilities were $25,144, compared to total current liabilities of $26,120 as at August 31, 2005.

For the year ended August 31, 2006, we posted losses of $28,414 compared to $45,025 as at August 31, 2005 and to $110,309 since incorporation. The principal components of the loss for the year ended August 31, 2006 were general and administrative expenses, including legal and accounting expenses.

Operating expenses for the year ended August 31, 2006 were $28,414 compared to $45,020 as at August 31, 2006.

At August 31, 2006, we had cash on hand of $7,548 compared to $36,938 as at August 31, 2005.

Cash Requirements

We will require additional funds to implement our growth strategy in ethanol production operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. As at September 29, 2006 we executed a $10million Line of Credit with Uniform Ventures Ltd.. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an development stage company and not having generated revenues, in their Notes to our financial statements for the year ended August 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through August 31, 2006 have incurred losses of $110,309 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through drawing down our LOC, private placements, public offerings, and/or bank financing.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Using our LOC, assuming this remains available to us, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

General and Administration Expenses

General and Administration expenses are written off to operations when incurred.

Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar. Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on re-measurement are recognized in current net income. Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction. Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired. Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

Recently Issued Accounting Standards

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6 – “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) – “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1 – “The Meaning of Other- Than-Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than- temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Item 7.      Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity (Deficiency)

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Audited Financial Statements

(Expressed in U.S. Dollars)

August 31, 2006 and 2005

Index	Page Number
Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets	F2
Consolidated Statement of Stockholders’ Equity (Deficiency)	F3
Consolidated Statements of Operations	F4
Consolidated Statements of Cash Flows	F5
Notes to Consolidated Financial Statements	F6-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Southridge Enterprises Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Southridge Enterprises Inc. (A Development Stage Company) as at August 31, 2006 and 2005, the related consolidated statements of operations and cash flows for each of the years then ended and for the period from inception on May 4, 2004 to August 31, 2006 and the related consolidated statement of stockholders’ equity (deficiency) for the period from inception on May 4, 2004 to August 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Southridge Enterprises Inc. (A Development Stage Company) as at August 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended and for the period from inception on May 4, 2004 to August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

December 4, 2006

F1

SOUTHRIDGE ENTERPRISES INC. (A Development Stage Company)
Consolidated Balance Sheets
August 31, 2006 and 2005
(Expressed in U.S. Dollars)
		2006	2005
ASSETS
Current
Cash		$7,548	$36,938
Total Assets		$7,548	$36,938
LIABILITIES
Current
Accounts payable and accrued expenses		$25,144	$26,120

Commitments and contractual obligations (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Share capital
Authorized:
Preferred stock	$0.001 par value 500,000,000 shares authorized
None issued, allotted and outstanding:		-	-

Common stock	$0.001 par value, 500,000,000 shares authorized
Issued, allotted and outstanding:
51,675,000	shares of common stock	51,675	51,675
Additional paid-in capital		41,038	41,038
Deficit accumulated during development stage		(110,309)	(81,895)
Total stockholders’ equity (deficiency)		(17,596)	10,818
Total liabilities and stockholders’ equity (deficiency)		$7,548	$36,938
The accompanying notes are an integral part of these consolidated financial statements.

F2

SOUTHRIDGE ENTERPRISES INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the period May 4, 2004 (Inception) to August 31, 2006					Page 1 of 1
(Expressed in U.S. Dollars)

				Deficit	Total
			Additional	Accumulated During	Stock- Holders’
	Common stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Balance May 4, 2004	-	$-	$-	$-	$-

Common stock issued for cash
($0.01 per share)	30,000,000	30,000	(24,000)	-	6,000
($0.02 per share)	21,675,000	21,675	65,038	-	86,713

- net loss May 4, 2004 to August 31, 2004	-	-	-	(36,870)	(36,870)

Balance August 31, 2004	51,675,000	51,675	41,038	(36,870)	55,843

- net loss for the year	-	-	-	(45,025)	(45,025)

Balance August 31, 2005	51,675,000	51,675	41,038	(81,895)	10,818

- net loss for the year	-	-	-	(28,414)	(28,414)

Balance, August 31, 2006	51,675,000	$51,675	$41,038	$(110,309)	$(17,596)

The accompanying notes are an integral part of these consolidated financial statements.

On October 3, 2006 a forward stock split of 5 new common shares for 1 old common share was effected. Amounts above have been restated.

F3

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	From Inception Date of May 4, 2004 to August 31, 2006	For the Year Ended August 31
		2006	2005
OPERATING EXPENSES
General and administrative expenses	$102,009	$27,914	$45,025
Mineral property costs	8,300	500	-
Net (loss) for the Period	$(110,309)	$(28,414)	$(45,025)

LOSS PER SHARE – BASIC AND DILUTED		$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES BASIC and DILUTED		51,675,000	51,675,000

The accompanying notes are an integral part of these consolidated financial statements.

F4

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	From Inception Date of May 4, 2004 to Period Ended August 31, 2006	For the Year Ended August 31	For the Year Ended August 31
		2006	2005
Cash Provided by (Used in) Operating Activities
Net (loss) for the period	$(110,309)	$(28,414)	$(45,025)
Change in non-cash working capital items:
Accounts payable and accrued expenses	25,144	(976)	22,320
Cash (used in) operations	(85,165)	(29,390)	(22,705)
Financing Activities
Issuance of common stock	92,713	-	-
Cash provided by financing activities	92,713	-	-
Cash Increase (Decrease) During the Period	7,548	(29,390)	(22,705)
Cash, Beginning of Period	-	36,938	59,643
Cash, End of Period	$7,548	$7,548	$36,938
SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F5

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars)

1.	Organization and Continuance of Operations

This summary of accounting policies for Southridge Enterprises Inc. is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Southridge Enterprises Inc. (the “Company”) was incorporated in the State of Nevada on May 4, 2004. The Company was originally organized to explore mineral properties in British Columbia, Canada. The Company’s fiscal year end is August 31. The Company conducted its exploration activities in British Columbia through Southridge Exploration Inc., a wholly-owned British Columbia corporation incorporated on July 19, 2004). Based on a review of the mineralization data of its claims, the Company abandoned these mineral property claims.

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2006, the Company had $7,548 in cash, working capital deficiency of ($17,596) stockholders’ deficiency of $17,596 and accumulated net losses of $110,309 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

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

Basis of Presentation

The accompanying consolidated balance sheets and related statements of operations, cash flows, and stockholders’ equity (deficiency) include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

F6

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies
(a)	Consolidation

The consolidated financial statements include the accounts of Southridge Enterprises Inc. and its wholly owned subsidiary, Southridge Exploration Inc.

All significant inter-company transactions and balances have been eliminated.

(b)	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)	Foreign Currency translation

In accordance with the Financial Accounting Statements Board (“FASB”) Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, the United States dollar is considered the functional currency. Accordingly, the Company translates its monetary assets and liabilities at year-end exchange rates, and income, expenses and cash flows at average exchange rates. Non-monetary assets and liabilities are translated in the rates prevailing at the dates the assets were acquired and liabilities were incurred. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheet.

(d)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2006 and 2005, the Company had no cash equivalents.

(e)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

F7

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(f)	Long-Lived Assets

The Company accounts for long-lived assets under the FASB Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(g)	Income Taxes

The Company accounts for income taxes under the FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)	Loss per Share

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At August 31, 2006 and 2005, the Company had no outstanding stock options, warrants and other convertible securities.

(i)	Exploration Stage Enterprise

The Company’s consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devoted substantially all of its efforts to acquiring and exploring mineral properties in British Columbia, Canada.

F8

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(j)	Fair Values of Financial Instruments

Financial instruments include cash, and accounts payable and accrued expenses. Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

(k)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted FASB Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

(l)	Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by FASB Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”. The Company does not have a stock option plan nor has it granted any stock options since inception.

(m)	Exploration expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and

F9

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(m)	Exploration expenditures (continued)

operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

(n)	Comprehensive Income

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended August 31, 2006 and 2005.

(o)	Intangible Assets

The Company has adopted FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

(p)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are

F10

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(p)	Environmental Costs (continued)

probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

(q)	Recent Accounting Pronouncements

The FASB issued FASB Interpretation No. 47 (“FIN 47”) – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6 – “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) – “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued Staff Position Paper 115-1 (“FSP 115-1”) – “The Meaning of Other- Than-Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than- temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

F11

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars

3.	Common Stock

On October 3, 2006, the Company split its common shares on the basis of 5 for 1. As a result, its articles of incorporation were amended to increase its authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of the Company’s common stock remained $0.001 per share. The Company’s authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The record date for the split was September 21, 2006 and became effective October 3, 2006. The consolidated financial statements and notes have been changed at August 31, 2006 to reflect the retroactive effect of the 5 to 1 forward stock split. The Company’s trading symbol was changed from “SDGE” to “SORD” in connection with the forward stock split.

4.	Income Taxes

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 – 34%) to income before income taxes. The difference results from the following items:

	For the Year Ended
	August 31, 2006	August 31, 2005
Computed expected (benefit of) income taxes	$(9,491)	$(15,309)
Increase in valuation allowance	9,491	15,309
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	August 31, 2006	August 31, 2005
Operating loss carry forward	$ 102,009	$ 74,095
Mineral property expenses	8,300	7,800
	110,309	81,895
Statutory rates	34%	34%
Deferred income tax asset	37,505	27,844
Valuation allowance	(37,505)	(27,844)
	$ --	$ --

The Company has incurred operating losses and approximately $102,009, which, if unutilized, will expire through to 2026. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $8,300 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Amount	Expiration Date
2024	$29,070	2024
2025	45,025	2025
2026	27,914	2026
Total income tax operating loss carry forward	$102,009

F12

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars

5.	Mineral Property

The Company has a 100% interest in certain mineral properties in British Columbia, Canada, known as Hilltop 1 and 2, located in the Kamloops Mining Division, British Columbia. The claims were acquired in an arms-length transaction from Larry Sostad for $3,000 cash pursuant to a purchase agreement dated May 17, 2004. The Company assigned its interest in the Hilltop Claims to Southridge Exploration Inc. by an assignment agreement dated July 19, 2004. Based on a review of the mineralization data on the Company’s claims and its current focus in the ethanol sector the Company has abandoned these mineral property claims.

6.	Commitments and Contractual Obligations

The Company’s office is maintained at a cost of approximately $3,000 per month as of August 1, 2006. This is currently month-to-month. The Company believes that its office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

7.	Subsequent events

On October 3, 2006, the Company split its common shares on the basis of 5 for 1. As a result, the Company’s articles of incorporation were amended to increase its authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of its common stock remained $0.001 per share. The Company’s authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Further, no shareholder approval was required or obtained pursuant to NRS 78.209. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The record date for the split was September 21, 2006 and became effective October 3, 2006. The consolidated financial statements and notes have been changed to reflect the retroactive effect of the 5 to 1 forward stock split which has been accounted for as a stock dividend. The Company’s trading symbol was then changed from “SDGE” to “SORD” in connection with the forward stock split.

On September 28, 2006 the Company formed a wholly owned subsidiary Southridge Environmental Inc., incorporated in the state of Mississippi, which acquired an industrial plant facility located in Quitman County, Mississippi, for the purchase price of $375,000, that closed on October 5, 2006. This plant is situated on 37 acres located in the northwest region of the state, which is in the lower portion of the Mid-West corn belt. The facility has a 76,000 sq. ft industrial structure that will be converted to house equipment for ethanol production.

Effective September 13, 2006 the Company entered into an option to purchase agreement (the “Agreement”) with Boss Group of Companies Inc., to acquire an ethanol plant in Saskatchewan, Canada for the sum of $632,500. On September 28, 2006 the Company formed a wholly owned subsidiary Southridge Ethanol Inc., incorporated in the state of Mississippi, that is intended for the closing of this agreement and is subject to due diligence by December 11, 2006.

On September 29, 2006 the Company also entered into an 8% per annum., Line Of Credit (“LOC”) due September 29, 2011 with Uniform Ventures Ltd. (“the Lender”) for up to $10,000,000. As at December 4, 2006, $600,000USD has been drawn down. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. The LOC is secured by an unregistered charge over all current and future assets owned by the Company. Additionally, at its discretion the Company may issue treasury stock to the Lender in lieu of payment.

F13

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended August 31, 2006 and 2005

(Expressed in U.S. dollars

7.	Subsequent Events (continued)

Effective September 26, 2006 the Company appointed Alex Smid and Daniel Jackson to it’s Board of Directors.

On October 31, 2006 the Company signed a letter of intent ("LOI") to acquire ethanol plant equipment from South Louisiana Ethanol, LLC for $6,000,000.00. This acquisition did not complete due to adverse title issues that presented themselves prior to closing.

On November 1, 2006 the Company executed management agreements with Alex Smid and Daniel Jackson both for $15,000 per month.

F14

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and principal accounting officer. Based upon that evaluation, our company's president and principal accounting officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at October 25, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Alex Smid	President and Director	38	September 26, 2006
Daniel Jackson	Director	43	September 26, 2006
Vernon Samaroo	Director	54	May 4, 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Alex Smid, President and Director

Mr. Smid was appointed President and a director on September 26, 2006.

Mr. Smid is a Business Development and Marketing Professional with over 15 years of knowledge and experience in a variety of business sectors. Mr. Smid has specialized in the development of companies from initial capital financing and planning at start-up to operations and sales. He has successfully managed building teams of professionals to create strong corporate and operational infrastructures. Most recently, Mr. Smid has been consulting in the oil and gas sector, which has led to his interest and exposure to alternative energy. Mr. Smid’s has applied his expertise in research and due diligence to analyze alternative energy markets and operations. In addition to his background as an independent consultant, Mr. Smid’s experience extends to serving as an officer and director for various international companies. Several recent positions held by Mr. Smid include President and Director of Sparta Enterprises Inc. from 1999 to 2002 and Director of Radiant Energy Inc. from 2003 to 2006

Daniel Jackson, Director

Mr. Jackson was appointed a director on September 26, 2006.

Mr. Jackson has been active as an energy professional for over fifteen years: as an oil company international energy efficiency consultant, and for the last five years as a renewable energy consultant, specializing in biofuel systems. Additionally, Mr. Jackson is a passionate advocate for renewable energy. Mr. Jackson is also a member of the Hustin Energy Advisory Council and a former member of the Cleanbio Venture Network Advisory Board. Mr. Jackson received a Bachelor of Science in Mechanical Engineering from the University of Texas

Vernon Samaroo, Director

From inception on May 4, 2004 until September 26, 2006, Mr. Samaroo was our sole director and officer. Mr. Samaroo currently serves as a director.

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

Mr. Samaroo worked as a marketing manager, for Power Industry Ltd. from April 1996 to December 1999, and was responsible for developing and managing all aspects of the company's marketing and promotion activities and also the development and training of its sales force. Power Industry Ltd. is a wholesale manufacturer of computer systems. Its primary marketplace is the educational sector. Mr. Samaroo was a project manager for CKUA Radio from January 2000 to December 2000, and was responsible for the development of interactive website incorporating e-commerce capabilities and internet broadcasting, and developing web advertising sales process. CKUA Radio is one of Canada's oldest public broadcasters and has an international audience.

From February 2001 to present, Mr. Samaroo has been employed as a real estate advisor with 20/20 Properties Inc., and is responsible for the sales of investment real estate to established clientele and also for developing new client base. 20/20 Properties Inc. is a Canadian based real estate investment organization.

Committees of the Board

Audit Committee

Our entire board of directors serves as our Audit Committee.

Nominating Committee

Our entire board of directors serves as our Nominating Committee which oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to the Annual Report on Form 10-KSB for the year ended August 31, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit financial expert” as define din Item 401(c) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is defined in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.We believe that of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended August 31, 2006 was in excess of $100,000 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Alex Smid(1) President & Director	2006 2005	$Nil N/A	$Nil N/A	$Nil N/A	$Nil N/A	$Nil N/A	$Nil N/A	$Nil N/A	$Nil N/A
Vernon Samaroo(2) Director	2006 2005	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Daniel Jackson(3) Director	2006 2005	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

(1)	Mr. Smid was appointed as a director and officer on September 26, 2006.
(2)	Mr. Samaroo was appointed as President and director on May 4, 2004 and resigned as an officer on September 26, 2006.
(3)	Mr. Daniel Jackson was appointed as a director on September 26, 2006.

Stock Options and Stock Appreciation Rights

From the date of inception and up to August 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on August 31, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to August 31, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Effective November 1, 2006, we entered into a renewable management contract with Alex Smid whereby Mr. Smid has agreed to provide management services to the Company up to and including October 31, 2007. Under the agreement, Mr. Smid is paid $15,000 per month.

Mr. Glen D. Harder has been retained as a consultant under a consulting contract dated November 1, 2006 and is paid $15,000 per month.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of the date of the filing of this report there were 51,675,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of August 31, 2006 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Directors and Executive Officers
Alex Smid West Vancouver, British Columbia Canada	30,000,000	58.06%
Daniel Jackson 3625N. Hall, Suite 900 Dallas, Texas U.S.A>	Nil	Nil
Vernon Samaroo 520 Caldwell Court NW Edmonton, AB Canada	Nil	Nil
Directors and Officers as a group (3 persons)	30,000,000	58.06%

* less than 1%

(1)

Based on 51,675,000 shares of common stock issued and outstanding as of October 25, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The named parties have dispositive and voting power over these shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13.    Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).
(4)	Form of Share Certificate
4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).
(10)	Material Contracts
10.1	Work Statement filed March 18, 2005. (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).
10.2	Option to Purchase Agreement – Boss Group of Companies (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).
10.3	Line of Credit with Uniform Ventures Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).
10.4	Purchase agreement for industrial plant facility in Quitman County, Mississippi (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).
(14)
14.1	Code of Ethics (Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on December 2, 2005).
(21)
21.1	Southridge Ethanol Inc. (a Mississippi corporation). Southridge Environmental Inc. (a Mississippi corporation).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Alex Smid.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Alex Smid.

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2006 and August 31, 2005:

Services	2006	2005
Audit fees	15,000	5,000
Audit related fees	Nil	Nil
Tax fees	nil	Nil
All other fees	16,824	16,000

Total fees	31,824	21,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Principal Accountants.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use our Principal Accounts for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage our Principal Accountant to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by our Principal Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our Principal Accountants independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHRIDGE ENTERPRISES INC.

By: /s. Alex Smid

Alex Smid

President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s. Alex Smid

Alex Smid

President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: December 14, 2006

By: /s/ Daniel Jackson

Daniel Jackson

Director

Date: December 14, 2006

By: /s/ Vernon Samaroo

Vernon Samaroo

Director

Date: December 14, 2006