Form 10QSB
period 2006-11-30
SOUTHRIDGE ENTERPRISES INC.
filed 2007-01-16
CIK 1303361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended November 30, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-51306

SOUTHRIDGE ENTERPRISES INC.
(Name of small business issuer in its charter)

Nevada	98-0435537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 N. Hall Suite 900. Dallas, Texas	75219-5106
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (888) 862-2192 Ext 4

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

State issuer's revenues for its most recent fiscal year.   Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No [X ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2006, there were 51,675,000 shares of the issuer’s common stock outstanding, par value $0.001

Transitional Small Disclosure Format (Check one):	Yes [	]	No ☒.

INDEX

PART 1.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Consolidated Balance Sheets as of November 30, 2006 and August 31, 2006.
Consolidated Statements of Operations for the three months ended November 30, 2006 and 2005, and, for the period May 4, 2004 (Date of inception) to November 30, 2006.
Consolidated Statements of Cash Flows for the three months ended November 30, 2006 and 2005, and, for the period May 4, 2004 (Date of inception) to November 30, 2006.
Notes to Consolidated Financial Statements
	Item 2	Management Discussion and Analysis or Plan of Operation
	Item 3	Controls and Procedures
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings
	Item 2	Changes in Securities
	Item 3	Defaults Upon Senior Securities
	Item 4	Submission of Matters to a Vote of Security Holders
	Item 5	Other Information
	Item 6	Exhibits and Reports on Form 8K
SIGNATURES
CERTIFICATIONS

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Unaudited Financial Statements

(Expressed in U.S. Dollars)

SOUTHRIDGE ENTERPRISES INC. (A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
		November 30,2006	August 31, 2006
ASSETS
Current
Cash		$13,581	$7,548

Land		375,000	-
Total assets		$388,581	$7,548
LIABILITIES
Current
Accounts payable and accrued liabilities		$54,172	$25,144
Demand loans related party		61,590	-
Interest payable		6,746	-
Line of Credit		674,724	-
Total current liabilities		$797,232	$25,144

Commitments and contractual obligations (Note 5)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Share capital
Authorized:
Preferred stock	$0.001 par value 100,000,000 shares authorized
None issued, allotted and outstanding:		-	-
Common stock	$0.001 par value, 100,000,000 shares authorized
Issued, allotted and outstanding:
51,675,000	shares of common stock at Nov 30, 2006 and Aug 31, 2006	51,675	51,675
Additional paid-in capital		41,038	41,038
Deficit accumulated during development stage		(501,364)	(110,309)
Total stockholders’ equity (deficiency)		(408,651)	(17,596)
Total liabilities and stockholders’ equity (deficiency)		$388,581	$7,548
The accompanying notes are an integral part of these consolidated financial statements.

- F1 -

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	From Inception Date of May 4, 2004 to November 30, 2006	For the three month period ended November 30	For the three month period ended November 30
		2006	2005
OPERATING EXPENSES
Consulting fees	$270,800	$270,800	$-
General and administrative expenses	182,299	80,290	1,061
Investor Relations	33,190	33,190	-
Mineral property costs	8,300	-	-
Operating (loss) for the Period	$(494,589)	$(384,280)	$(1,061)
Other income (loss)
Interest expense	(6,775)	(6,775)	-
Net (loss) for the year	$(501,364)	(391,055)	(1,061)

LOSS PER SHARE – BASIC AND DILUTED		$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES - BASIC and DILUTED		51,675,000	51,675,000

The accompanying notes are an integral part of these consolidated financial statements.

- F2 -

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

Unaudited

	From Inception Date of May 4, 2004 to Period Ended	For the three month period ended November 30	For the three month period ended November 30
	November 30, 2006	2006	2005
Cash Provided by (Used in) Operating Activities
Net (loss) for the period	$(501,364)	$(391,055)	$(1,061)
Change in non-cash working capital items:
Accounts payable and accrued expenses	54,172	29,028	(25,520)
Demand loans related party	61,590	61,590	-
Interest payable	6,746	6,746	-
Cash (used in) operations	(378,856)	(293,691)	(26,581)
Financing Activities
Issuance of common stock	92,713	-	-
Line of credit	674,724	674,724	-
Cash provided by financing activities	767,437	674,724	-
Investing Activities
Purchase of property	(375,000)	(375,000)	-
Cash (used in ) investing activities	(375,000)	(375,000)	-
Cash Increase (Decrease) During the Period	13,581	6,033	(26,581)
Cash, Beginning of Period	-	7,548	36,938
Cash, End of Period	$13,581	$13,581	$10,357
SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

- F3 -

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the period ended November 30, 2006 and 2005

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

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2006, the Company had $13,581 in cash, working capital deficiency of ($783,651) stockholders’ deficiency of ($408,651) and accumulated net losses of $501,364 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

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

Basis of Presentation

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Cignus Ventures Inc. (the “Company”) for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.  The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006, has been omitted.  The results of operations for the three month period ended November 30, 2006 are not necessarily indicative of results for the entire year ending August 31, 2007.

- F4 -

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the period ended November 30, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies
a)	Consolidation

The consolidated financial statements include the accounts of Southridge Enterprises Inc. and its wholly owned subsidiaries, Southridge Ethanol Inc., and, Southridge Environmental Inc.

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2006 the Company had no cash equivalents.

(e)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

- F5 -

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the period ended November 30, 2006 and 2005

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

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At November 30, 2006 and 2005, the Company had no outstanding stock options, warrants and other convertible securities.

(i)	Fair Values of Financial Instruments

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

- F6 -

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended November 30, 2006 and 2005

(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)
(j)	Accounting for Derivative Instruments and Hedging Activities

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

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

(k)	Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by FASB Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”. The Company does not have a stock option plan nor has it granted any stock options since inception.

(l)	Comprehensive Income

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended November 30, 2006.

(m)	Intangible Assets

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

(n)	Environmental Costs

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

- F7 -

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the period ended November 30, 2006 and 2005

(Expressed in U.S. dollars

3.	Common Stock

On October 3, 2006, the Company split its common shares on the basis of 5 for 1. As a result, its articles of incorporation were amended to increase its authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of the Company’s common stock remained $0.001 per share. The Company’s authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The record date for the split was September 21, 2006 and became effective October 3, 2006. The consolidated financial statements and notes have been changed at November 30, 2006 to reflect the retroactive effect of the 5 to 1 forward stock split. The Company’s trading symbol was changed from “SDGE” to “SORD” in connection with the forward stock split.

4.	Land

On September 28, 2006 the Company formed a wholly owned subsidiary Southridge Environmental Inc., incorporated in the state of Mississippi, which acquired land located in Quitman County, Mississippi, for the purchase price of $375,000, that closed on October 5, 2006. The Land is situated on 37 acres located in the northwest region of the state, which is in the lower portion of the Mid-West corn belt. The industrial plant facility plant on the land is a warehouse with no value. This warehouse facility is a 76,000 sq. ft industrial structure that will be converted to house equipment for ethanol production.

5.	Commitments and Contractual Obligations

The Company’s office is maintained at a cost of approximately $3,000 per month as of August 1, 2006. This is currently month-to-month. The Company believes that its office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

On October 27, 2006 as announced on December 19, 2006 the Company signed a soft offer Letter of Intent to purchase ethanol from PLS Sopucoes Ltda. Under the terms of the agreement being discussed approximately 50,000,000 gallons of ethanol can be purchased for resale in the U.S., based on a contractual commitment of 4.5 million gallons per month at $1.44 USD per gallon.

6.	Option Agreement Deposit

On September 13, 2006 the Company entered into an option to purchase agreement (the “Agreement”) with Boss Group of Companies Inc., to acquire an ethanol plant in Saskatchewan, Canada for the sum of $632,500. On September 28, 2006 the Company formed a wholly owned subsidiary Southridge Ethanol Inc., incorporated in the state of Mississippi, that is intended for the closing of this agreement with the purchase subject to due diligence by December 11, 2006. A $20,000 non refundable option deposit was made and was expensed as no definitive purchase agreement could be reached.

7.	Line of Credit

On September 29, 2006 the Company also entered into an 8% per annum., Line Of Credit (“LOC”) due September 29, 2011 with Uniform Ventures Ltd. (“the Lender”) for up to $10,000,000. As at December 4, 2006, $600,000USD has been drawn down. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. The LOC is secured by an unregistered charge over all current and future assets owned by the Company. As at November 30, 2006 $674,724 has been drawn down with an additional $6,746 in accrued interest payable. Additionally, at its discretion the Company may issue treasury stock to the Lender in lieu of payment

- F8 -

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the period ended November 30, 2006 and 2005

(Expressed in U.S. dollars

8.	Related Party Loans

Short term loan	November 30, 2006
Non interest bearing and unsecured
Alex Smid	$41,590
0757140 BC Ltd. (Glen Harder)	20,000
Total	$61,590

Related party short term loans are non interest bearing, unsecured and due on demand.

9.	Subsequent Events

On October 3, 2006 the Company executed a consulting agreement with Stock wire Research Group Inc., for certain services. Based on differences regarding costs, consulting services, and milestones regarding the agreement the contract was terminated on January 5, 2006.

- F9 -

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Southridge Enterprises Inc.

Overview

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

Total annual gasoline consumption in the United States is approximately 140 billion gallons and total annual ethanol consumption currently represents less than 4% of this amount, or approximately 5 billion gallons of ethanol. We believe that the ethanol industry has substantial potential for growth to reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol. In California alone, an increase in the consumption of ethanol from California’s current level of 5.7%, or approximately 950 million gallons of ethanol per year, to at least 10%, of total annual gasoline consumption would result in consumption of approximately

700 million additional gallons of ethanol, representing an increase in annual ethanol consumption in California alone of approximately 75% and an increase in annual ethanol consumption in the entire United States of approximately 18%.

Competition

We operate in the highly-competitive ethanol marketing industry and plan to establish ethanol production facilities to begin producing our own ethanol. The largest ethanol producer in the United States is Archer-Daniels-Midland Company, or ADM, with wet and dry mill plants in the Midwest and a total production capacity of about 1.2 billion gallons per year, or about 30% of total United States ethanol production. According to the Renewable Fuels Association's ETHANOL INDUSTRY OUTLOOK 2006, there are approximately 95 ethanol plants currently operating with a combined annual production capacity of approximately 5.0 billion gallons. In addition, 29 ethanol plants and 9 expansions were under construction with a combined annual capacity of approximately 1.5 billion gallons. We believe that most of the growth in ethanol production over the last ten years has been by farmer-owned cooperatives that have commenced or expanded ethanol production as a strategy for enhancing demand for corn and adding value through processing. We believe that many smaller ethanol plants rely on marketing groups such as Ethanol Products, Aventine Renewable Energy, Inc. and Renewable Products Marketing Group to move their product to market.

Plan of Operations and Cash Requirements

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

Personnel Plan

As of December 30, 2006, we had no employees other than our directors and officers. On September 26,

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

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, our Line of Credit and related party loans, or borrowing in the future.

At November 30, 2006, we had a working capital deficiency of $783,651, compared to a working deficit of $17,596 as at August 30, 2006.

At November 30, 2006, our total assets were $388,581 which consisted of cash and $375,000 of our property in Mississippi, compared to total assets of $7,548 as at August 31, 2006.

At November 30, 2006, our total liabilities were $797,232 This is primarily comprised of draw downs from our line of credit , which totaled $674,724 during the period. This compares to total liabilities of $25,144 as at August 31, 2006.

For the three month period ended November 30, 2006, we posted losses of $391,055. This three month period compares to $1,061 of losses for the same period ending November 30, 2005 and to $501,364 since incorporation of May 4, 2004.

At November 30, 2006, we had cash on hand of $13,581 compared to $7,548 as at August 31, 2006.

Cash Requirements

We will require additional funds to implement our growth strategy for ethanol production. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an development stage company and not having generated revenues, in their Notes to our financial statements for the year ended August 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through November 30, 2006 have incurred losses of $501,364 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials

Risks Associated With Our Business

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

We had cash in the amount of $13,581 and a working capital deficit of $783,651 as of our period ended November 30, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We presently have approximately $9,000,000 remaining on a line of credit facility granted by Uniform Ventures Ltd. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

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

We believe that the production of ethanol is expanding rapidly. We expect existing ethanol plants to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as wet distiller’s grain, or WDG. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs. We cannot predict the future price of ethanol, WDG or corn. Any material decline in the price of ethanol or WDG, or any material increase in the price of corn, will adversely affect our sales and profitability.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).
(4)	Form of Share Certificate
4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).
(10)	Material Contracts
10.1	Work Statement filed March 18, 2005. (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).
10.2	Option to Purchase Agreement – Boss Group of Companies (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).
10.3	Line of Credit with Uniform Ventures Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).
10.4	Purchase agreement for industrial plant facility in Quitman County, Mississippi (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).
(14)
14.1	Code of Ethics (Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on December 2, 2005).
(21)
21.1	Southridge Ethanol Inc. (a Mississippi corporation). Southridge Environmental Inc. (a Mississippi corporation).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Alex Smid.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Alex Smid.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHRIDGE ENTERPRISES INC.

By:       /s/ Alex Smid

Alex Smid

President and Director

(Chief Executive Officer, Chief Financial Officer

President, Secretary and Treasurer

(Principal Executive Officer and Principal

Accounting Officer)

Date: January 16, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Alex Smid

Alex Smid

President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: January 16, 2007.

By: /s/ Daniel Jackson

Daniel Jackson

Director

Date: January 16, 2007

By: /s/ Vernon Samaroo

Vernon Samaroo

Director

Date: January 16, 2007.