Form 10QSB
period 2007-02-28
SOUTHRIDGE ENTERPRISES INC.
filed 2007-04-12
CIK 1303361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended February 28, 2007
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

As of March 31, 2007, there were 51,675,000 shares of the issuer’s common stock outstanding, par value $0.001

Transitional Small Disclosure Format (Check one):	Yes [	]	No ☒.

INDEX

PART 1.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Consolidated Balance Sheets as of February 28, 2007 and August 31, 2006.
Consolidated Statements of Operations for the three months and six months ended February 28, 2007 and 2006, and, for the period May 4, 2004 (Date of inception) to February 28, 2007.
Consolidated Statements of Cash Flows for the six months ended February 28, 2007 and 2006, and, for the period May 4, 2004 (Date of inception) to February 28, 2007.
Notes to Consolidated Financial Statements
	Item 2	Management Discussion and Analysis or Plan of Operation
	Item 3	Controls and Procedures
PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings
	Item 2	Changes in Securities
	Item 3	Defaults Upon Senior Securities
	Item 4	Submission of Matters to a Vote of Security Holders
	Item 5	Other Information
	Item 6	Exhibits and Reports on Form 8K
SIGNATURES
CERTIFICATIONS

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Unaudited Financial Statements

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	February 28,	August 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$ 309	$ 7,548

Land	375,000	-

Total Assets	$ 375,309	$ 7,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	$ 25,050	$ 25,144
Demand loans – related party	88,573	-
Interest Payable	21,690	-
Total Current Liabilities	135,313	25,144

Non-current Liabilities
Line of Credit	812,717	-
Total Liabilities	948,030

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 100,000,000
shares, -0- issued
Common stock, $0.001 par value, authorized 100,000,000
shares, 51,675,000 issued at February 28, 2007 and
August 31, 2006	51,675	51,675
Additional paid-in Capital	41,038	41,038
Deficit accumulated during development stage	(665,434)	(110,309)
Total stockholders’ equity (deficiency)	(572,721)	(17,596)

Total Liabilities and Stockholders’ Equity	$ 375,309	$ 7,548

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					Accumulated
					Since
					May 4, 2004
	For the Three Months Ended		For the Six Months Ended		Inception of
	February 28,		February 28,		Development
	2007	2006	2007	2006	Stage

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Consulting fees	75,000	-	345,800	-	345,800
General and Administrative	31,687	119	111,977	1,180	213,986
Investor Relations	42,440	-	75,630	-	75,630
Mineral Property costs	-	-	-	-	8,300

Total Expenses	149,127	119	533,407	1,180	643,716

Other Income (Expense)
Interest Expense	(14,943)	-	(21,718)	-	(21,718)

Net Income (Loss)	$ (164,070)	$ (119)	$ (555,125)	$ (1,180)	$ (665,434)

Weighted Average Shares	51,675,000	51,675,000	51,675,000	51,675,000
Loss Per Common Share	$ -	$ -	$ (0.01)	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Deficit
			Accumulated
			Since
			May 4, 2004
	For the Six Months Ended		Inception of
	February 28,		Development
	2007	2006	Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$ (555,125)	$ (1,180)	$ (665,434)
Change in non-cash working capital items:
Increase (decrease) in accounts payable	(94)	(25,520)	25,050
Increase (decrease) in demand loans – related party	88,573	-	88,573
Increase (decrease) in interest payable	21,690	-	21,690
Net cash used in operating activities	(444,956)	(26,700)	(530,121)

CASH FLOWS FROM INVESTING ACTIVITES:

Purchase of property	(375,000)	-	(375,000)
Net cash used in investing activities	(375,000)	-	(375,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	-	-	92,713
Proceeds from Line of Credit	812,717	-	812,717
Net cash provided by financing activities	812,717	-	905,430

Net increase (Decrease) in Cash and Cash Equivalents	(7,239)	(26,700)	309

Cash and Cash Equivalents at the Beginning of Period	7,548	36,938	-

Cash and Cash Equivalents at the End of the Period	$ 309	$ 10,238	$ 309

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 28, 2007, the Company had $309 in cash, working capital deficiency of ($947,721) stockholders’ deficiency of ($572,721) and accumulated net losses of $665,434 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

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

Basis of Presentation

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Cignus Ventures Inc. (the “Company”) for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.  The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006, has been omitted.  The results of operations for the six month period ended February 28, 2007 are not necessarily indicative of results for the entire year ending August 31, 2007.

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

(c)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At February 28, 2007, the Company had no cash equivalents.

(d)	Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

(e)	Long-Lived Assets

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

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(f)	Income Taxes

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

(g)	Loss per Share

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At February 28, 2007 and 2006, the Company had no outstanding stock options, warrants and other convertible securities.

(h)	Fair Values of Financial Instruments

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

(i)	Accounting for Derivative Instruments and Hedging Activities

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

(j)	Accounting for Derivative Instruments and Hedging Activities (continued)

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

(k)	Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by FASB Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Accounting for Stock-based Compensation”. The Company does not have a stock option plan nor has it granted any stock options since inception.

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(l)	Comprehensive Income

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended February 28, 2007.

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

On October 3, 2006, the Company split its common shares on the basis of 5 for 1. As a result, its articles of incorporation were amended to increase its authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of the Company’s common stock remained $0.001 per share. The Company’s authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The record date for the split was September 21, 2006 and became effective October 3, 2006. The consolidated financial statements and notes have been changed at February 28, 2007 to reflect the retroactive effect of the 5 to 1 forward stock split. The Company’s trading symbol was changed from “SDGE” to “SORD” in connection with the forward stock split.

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

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

On September 29, 2006 the Company also entered into an 8% per annum, Line Of Credit (“LOC”) due September 29, 2011 with Uniform Ventures Ltd. (“the Lender”) for up to $10,000,000. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. The LOC is secured by an unregistered charge over all current and future assets owned by the Company. As of February 28, 2007, $812,717 has been drawn down with an additional $21,690 in accrued interest payable. Additionally, at its discretion the Company may issue treasury stock to the Lender in lieu of payment

8.	Related Party Loans

Short term loan	February 28, 2007
Non interest bearing and unsecured
Alex Smid	$88,573
0757140 BC Ltd. (Glen Harder)	-
Total	$88,573

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

Personnel Plan

As of February 28, 2007, we had no employees other than our directors and officers. On September 26, 2006, we appointed Alex Smid and Daniel Jackson to our Board of Directors.

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

At February 28, 2007, we had a working capital deficiency of $947,721, compared to a working deficit of $17,596 as at August 31, 2006.

At February 28, 2007, our total assets were $375,309 which consisted of cash and $375,000 of our property in Mississippi, compared to total assets of $7,548 as at August 31, 2006.

At February 28, 2007, our total liabilities were $948,030. This is primarily comprised of draw downs from our line of credit , which totaled $812,717 during the period. This compares to total liabilities of $25,144 as at August 31, 2006.

For the three and six month periods ended February 28, 2007, we posted losses of $164,070 and $555,125, respectively. This compares to losses of $119 and $1,180, respectively for the three and six months ended February 28, 2006. We have had total losses of $665,434 since inception.

At February 28, 2007, we had cash on hand of $309 compared to $7,548 as at August 31, 2006.

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

We have historically incurred losses, and through February 28, 2007 have incurred losses of $665,434 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $309 and a working capital deficit of $947,721 as of our period ended February 28, 2007.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: April 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Alex Smid

Alex Smid

President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: April 12, 2007

By:       /s/ Daniel Jackson

Daniel Jackson

Director

Date: April 12, 2007