Form 10QSB
period 2007-05-31
SOUTHRIDGE ENTERPRISES INC.
filed 2007-07-16
CIK 1303361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended May 31, 2007
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

As of June 30, 2007, there were 51,675,000 shares of the issuer’s common stock outstanding, par value $0.001

Transitional Small Disclosure Format (Check one):	Yes [	]	No ☒.

INDEX

PART 1.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Consolidated Balance Sheets as of May 31, 2007 and August 31, 2006.
Consolidated Statements of Operations for the three months and nine months ended May 31, 2007 and 2006, and, for the period May 4, 2004 (Date of inception) to May 31, 2007.
Consolidated Statements of Cash Flows for the nine months ended May 31, 2007 and 2006, and, for the period May 4, 2004 (Date of inception) to May 31, 2007.
Notes to Consolidated Financial Statements
	Item 2	Management Discussion and Analysis or Plan of Operation
	Item 3	Controls and Procedures

PART II.	OTHER INFORMATION
	Item 1	Legal Proceedings
	Item 2	Changes in Securities
	Item 3	Defaults Upon Senior Securities
	Item 4	Submission of Matters to a Vote of Security Holders
	Item 5	Other Information
	Item 6	Exhibits and Reports on Form 8K

SIGNATURES

CERTIFICATIONS

SOUTHRIDGE ENTERPRISES INC.

(A Development Stage Company)

Unaudited Financial Statements

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	May 31,	August 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$ 3,412	$ 7,548

Land	375,000	-

Total Assets	$ 378,412	$ 7,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	$ 148,215	$ 25,144
Demand loans – related party	118,548	-
Interest Payable	37,721	-
Total Current Liabilities	304,484	25,144

Non-current Liabilities
Line of Credit	812,717	-
Total Liabilities	1,117,201	25,144

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 100,000,000
shares, -0- issued
Common stock, $0.001 par value, authorized 100,000,000
shares, 51,675,000 issued at May 31, 2007 and
August 31, 2006	51,675	51,675
Additional paid-in Capital	41,038	41,038
Deficit accumulated during development stage	(831,502)	(110,309)
Total stockholders’ equity (deficiency)	(738,789)	(17,596)

Total Liabilities and Stockholders’ Equity	$ 378,412	$ 7,548

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					Accumulated
					Since
					May 4, 2004
	For the Three Months Ended		For the Nine Months Ended		Inception of
	May 31,		May 31,		Development
	2007	2006	2007	2006	Stage

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Consulting fees	45,000	-	390,800	-	390,800
General and Administrative	104,415	1,580	216,392	2,760	318,401
Investor Relations	621	-	76,251	-	76,251
Mineral Property costs	-	-	-	-	8,300

Total Expenses	150,036	1,580	683,443	2,760	793,752

Other Income (Expense)
Interest Expense	(16,032)	-	(37,750)	-	(37,750)

Net Income (Loss)	$ (166,068)	$ (1,580)	$ (721,193)	$ (2,760)	$ (831,502)

Weighted Average Shares	51,675,000	51,675,000	51,675,000	51,675,000
Loss Per Common Share	$ -	$ -	$ (0.01)	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHRIDGE ENTERPRISES, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Deficit
			Accumulated
			Since
			May 4, 2004
	For the Nine Months Ended		Inception of
	May 31,		Development
	2007	2006	Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$ (721,193)	$ (2,760)	$ (831,502)
Change in non-cash working capital items:
Increase (decrease) in accounts payable	123,071	(25,520)	148,215
Increase (decrease) in demand loans – related party	118,548	-	118,548
Increase (decrease) in interest payable	37,721	-	37,721
Net cash used in operating activities	(441,853)	(28,280)	(527,018)

CASH FLOWS FROM INVESTING ACTIVITES:

Purchase of property	(375,000)	-	(375,000)
Net cash used in investing activities	(375,000)	-	(375,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	-	-	92,713
Proceeds from Line of Credit	812,717	-	812,717
Net cash provided by financing activities	812,717	-	905,430

Net increase (Decrease) in Cash and Cash Equivalents	(4,136)	(28,280)	3,412

Cash and Cash Equivalents at the Beginning of Period	7,548	36,938	-

Cash and Cash Equivalents at the End of the Period	$ 3,412	$ 8,658	$ 3,412

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

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

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2007, the Company had $3,412 in cash, working capital deficiency of ($301,072) stockholders’ deficiency of ($738,789) and accumulated net losses of $831,502 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

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

Basis of Presentation

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Cignus Ventures Inc. (the “Company”) for the periods presented.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006.  The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006, has been omitted.  The results of operations for the nine month period ended May 31, 2007 are not necessarily indicative of results for the entire year ending August 31, 2007.

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2007, the Company had no cash equivalents.

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

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At May 31, 2007 and 2006, the Company had no outstanding stock options, warrants and other convertible securities.

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

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the periods ended May 31, 2007.

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

The Company’s office is maintained at a cost of approximately $375 per month as of March 1, 2007. This is currently month-to-month. The Company believes that its office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

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

On September 29, 2006 the Company also entered into an 8% per annum, Line Of Credit (“LOC”) due September 29, 2011 with Uniform Ventures Ltd. (“the Lender”) for up to $10,000,000. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. The LOC is secured by an unregistered charge over all current and future assets owned by the Company. As of May 31, 2007, $812,717 has been drawn down with an additional $37,721 in accrued interest payable. Additionally, at its discretion the Company may issue treasury stock to the Lender in lieu of payment

8.	Related Party Loans

Short term loan	May 31, 2007
Non interest bearing and unsecured
Alex Smid	$118,548
0757140 BC Ltd. (Glen Harder)	-
Total	$118,548

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

Personnel Plan

As of May 31, 2007, we had no employees other than our directors and officers. On September 26, 2006, we appointed Alex Smid and Daniel Jackson to our Board of Directors.

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

At May 31, 2007, we had a working capital deficiency of $301,072, compared to a working deficit of $17,596 as at August 31, 2006.

At May 31, 2007, our total assets were $378,412 which consisted of cash and $375,000 of our property in Mississippi, compared to total assets of $7,548 as at August 31, 2006.

At May 31, 2007, our total liabilities were $1,117,201. This is primarily comprised of draw downs from our line of credit , which totaled $812,717 during the period. This compares to total liabilities of $25,144 as at August 31, 2006.

For the three and nine month periods ended May 31, 2007, we posted losses of $166,068 and $721,192, respectively. This compares to losses of $1,580 and $2,760, respectively for the three and nine months ended May 31, 2006. We have had total losses of $831,502 since inception.

At May 31, 2007, we had cash on hand of $3,412 compared to $7,548 as at August 31, 2006.

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

We have historically incurred losses, and through May 31, 2007 have incurred losses of $831,502 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had cash in the amount of $3,412 and a working capital deficit of $301,072 as of our period ended May 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We presently have approximately $9,000,000 remaining on a line of credit facility granted by Uniform Ventures Ltd. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: July 16, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Alex Smid

Alex Smid

President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: July 16, 2007.

By:       /s/ Daniel Jackson

Daniel Jackson

Director

Date: July 16, 2007.