Form 10KSB
period 2007-08-31
SOUTHRIDGE ENTERPRISES INC.
filed 2007-12-17
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000-51306

SOUTHRIDGE ENTERPRISES INC.
(Name of small business issuer in its charter)

Nevada	98-0435537
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3625N. Hall, Suite 900
Dallas, Texas	75219-5106
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (888) 862-2192 Ext 3

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Nil	Nil

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

Yes[x] No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [x] No [ ]

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

38,086,795 common shares @ $0.19 (1) = $7,236,491
(1) Average of bid and ask closing prices on October 23, 2007.
(60,505,000 common shares outstanding. 22,418,205 held by affiliates(2) . 38,086,795 held by non-affiliates)
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

60,505,000 common shares issued and outstanding as of December 12, 2007

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[x].

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

From inception on May 4, 2004 to August 31, 2006, we were engaged in no significant operations other than organizational activities, acquiring and staking our properties, preparing the registrations of our securities and planning Phase 1 of the exploration work on our Hilltop properties. Subsequent to our August 31, 2006 year end we diversified our business and on September 28, 2006 we formed a wholly owned subsidiary Southridge Environmental Inc., a Mississippi corporation, which acquired an industrial plant facility located in Quitman

County, Mississippi, for the purchase price of $375,000. The acquisition closed on October 5, 2006. This Quitman plant is situated on 37 acres located in the northwest region of the state, which is in the lower portion of the MidWest corn belt. The facility has a 76,000 sq. ft industrial structure that will be converted to house equipment for ethanol production.

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

The residual stillage is separated into a coarse grain portion and a liquid portion through a centrifugation process. The soluble liquid portion is concentrated to about 40% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce wet distiller’s grains, or WDG, or can be mixed and dried to produce dried distillers grains with solubles, or DDGS. Both WDG and DDGS are high-protein animal feed products.

Overview of Distillers Grains Market

We believe that approximately 5.8 to 6.8 million tons of dried distiller’s grains are produced and sold every year in North America. Dairy cows and beef cattle are the primary consumers of distiller’s grains. According to Rincker and Berger, in their 2003 article entitled “OPTIMIZING THE USE OF DISTILLER GRAIN FOR DAIRY-BEEF PRODUCTION”, a dairy cow can consume 12-15 lbs of WDG per day in a balanced diet. At this rate, the WDG output of an ethanol facility that produces 25 million gallons of ethanol per year can feed approximately 75,000-95,000 dairy cows and an ethanol facility that produces 35 million gallons of ethanol per year can feed approximately 105,000-130,000 dairy cows.

Historically, the market price for distiller’s grains has been stable in comparison to the market price for ethanol. We believe that the market price of DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive protein ingredients, the performance or value of DDGS in a particular feed formulation and general market forces of supply and demand.

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

Employees

As of December 12, 2007, we had no employees other than our directors and officers. On September 26, 2006, we appointed Alex Smid and Daniel Jackson to our Board of Directors.

We also engage directors and contractors from time to time to supply work on specific corporate business and development programs. See executive compensation.

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

We own the trademark SR85.

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

We have no operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a development stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. We expect to incur losses for the foreseeable future and at least until after the completion of our first ethanol production facility in Quitman County, Mississippi. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the second quarter of 2008. We expect to rely on cash from borrowings and financings to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability our stock price may decline.

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

We had a negative cash balance in the amount of $173 and a working capital deficit of $479,399 as of our year ended August 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We presently have approximately $9,000,000 remaining on a line of credit facility granted by Uniform Ventures Ltd. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

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

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended August 31, 2007 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Robison, Hill & Co.., state in their notes to the audited financial statements for the year ended August 31, 2007, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Effective October 3, 2006, we split our common shares on a 5 for 1 basis. As a result, our articles of incorporation were amended to increase our authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of our common stock remained $0.001 per share. Our authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Further, no shareholder approval was required or obtained pursuant to NRS 78.209. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The financial statements and notes have been changed to reflect the retroactive effect of the 5 to 1 forward stock split . Our trading symbol was changed from “SDGE” to “SORD” in connection with the forward stock split. As at August 31, 2007 there were 53,005,000 shares of common stock outstanding.

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
November 30, 2006	$0.96	$0.96

February 28, 2007	$0.18	$0.18
May 31, 2007	$0.13	$0.13
August 31, 2007	$0.13	$0.13

(1) Our common stock received approval for quotation on May 4, 2006. The first trade occurred October 5, 2006.

On October 23, 2007, the last closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.19.

As of December 12, 2007, there were 29 holders of record of our common stock who held an aggregate of 60,505,000 common shares.

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

Recent Sales of Unregistered Securities

On April 12, 2007, the Company issued 1,330,000 shares of restricted common stock for consulting services valued at $199,500. The shares were valued at $.15 per share, which was the fair market value of the stock on the date of the agreement.

On September 10, 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. wherein La Jolla Cove would agree to purchase a debenture in the amount of $150,000. In connection with the debenture, share purchase warrants would be issued to purchase common stock of the Company. Also, the agreement allows La Jolla Cove to purchase, at the one year anniversary date of the debenture, or upon conversion of the principal amount of the debenture into common stock, a second debenture in the amount of $150,000 with a warrant to purchase up to 1,5000,000 shares of common stock.

Equity Compensation Plan Information

An Employee/Consultant Stock Compensation Plan was implemented in September 2007 and 7,500,000 shares of common stock were issued to compensate consultants who provided services to the Company.

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

Our plan of operation is to focus in an area which offers abundant supplies of corn, superior transportation infrastructure and expedited permitting processes. Once the agreement with the Boss Group of Companies has been finalized, it is our intention to transport the plants equipment to our company’s newly acquired production facility in Quitman County, Mississippi for reassembly. At full capacity, the successful acquisition of the plant and related equipment will enable us to produce up to 10 million gallons per year (MMGY) of denatured ethanol. We are headquartered in Dallas, Texas.

There is no assurance that we will complete the agreements with the Boss Group of Companies and even if we do, there is no assurance that we will be able to transport the plant and equipment to our acquired production facility in Quitman County, Mississippi and re-assemble it. Even if we do complete this, there can be no assurance that we will successfully produce 10 million gallons per year (MMGY) of denatured ethanol. Please refer to the section entitled ‘Risk Factors’, of this annual report on Form 10-KSB, for additional information about the risks of ethanol production.

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

At August 31, 2007, we had working capital deficiency of $479,399, compared to working capital of $17,596 as at August 31, 2006.

At August 31, 2007, our total current assets were $375,000, compared to total current assets of $7,548 as at August 31, 2006.

At August 31, 2007, our total current liabilities were $479,399, compared to total current liabilities of $25,144 as at August 31, 2006.

For the year ended August 31, 2007, we posted losses of $1,038,820 compared to $28,414 as at August 31, 2006 and to $1,149,129 since incorporation. The principal components of the loss for the year ended August 31, 2007 were general and administrative expenses, including legal and accounting and consulting expenses.

Operating expenses for the year ended August 31, 2007 were $977,804 compared to $28,414 as at August 31, 2006.

Interest expenses for the year ended August 31, 2007 were $61,016 compared to $0 as at August 31, 2006.

At August 31, 2007, we had cash on hand of $0 compared to $7,548 as at August 31, 2006.

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

Going Concern

Due to our being an development stage company and not having generated revenues, in their Notes to our financial statements for the year ended August 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through August 31, 2007 have incurred losses of $1,149,129 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through drawing down our LOC, private placements, public offerings, and/or bank financing.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Southridge Enterprises, Inc.
(A Development Stage Company)

     We have audited the accompanying consolidated balance sheets of Southridge Enterprises, Inc. (a development stage company) as of August 31, 2007, the related consolidated statements of operations and cash flows for the year ended August 31, 2007 and for the period from May 4, 2004 (inception) to August 31, 2007, and the related consolidated statement of stockholders’ equity for the period from May 4, 2004 (inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southridge Enterprises, Inc. (a development stage company) as of August 31, 2007, and the results of its operations and its cash flows for the year ended August 31, 2007, and for the period from May 4, 2004 (inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
December 7, 2007

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	August 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$-	$7,548

Land	375,000	-

Total Assets	$375,000	$7,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	$178,448	$25,144
Checks in excess of cash	173	-
Demand loans – related party	239,762	-
Interest Payable	61,016	-
Total current liabilities	479,399	25,144

Line of Credit	752,517	-

Total Liabilities	1,231,916	25,144

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 500,000,000
shares, -0- issued
Common stock, $0.001 par value, authorized 500,000,000
shares, 53,005,000 issued and outstanding at August 31,
2007, and 51,675,000 issued and outstanding at August 31, 2006	53,005	51,675
Additional paid-in Capital	239,208	41,038
Deficit accumulated during development stage	(1,149,129)	(110,309)
Total stockholders’ equity (deficiency)	(856,916)	(17,596)

Total Liabilities and Stockholders’ Equity	$375,000	$7,548

See accompanying notes are an integral part of these financial statements

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Accumulated
			Since
			4-May-04
	For the Years Ended		Inception of
	August 31,		Development
	2007	2006	Stage

Revenues	$-	$-	$-

Expenses
Consulting fees	650,300	-	650,300
General and Administrative	249,723	27,914	351,732
Investor Relations	77,781	-	77,781
Mineral Property costs	-	500	8,300

Total Expenses	977,804	28,414	1,088,113

Other Income (Expense)
Interest Expense	(61,016)	-	(61,016)

Net Income (Loss)	$(1,038,820)	$(28,414)	$(1,149,129)

Weighted Average Shares	52,192,425	51,675,000

Loss Per Common Share	$(0.02)	$-

The accompanying notes are an integral part of these financial statements.

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity
(Expressed in US Dollars)

				Deficit
				Accumulated
				From
			Paid In	4-May-04	Total
			Capital In	Inception of	Stockholders'
	Common Stock		Excess of	Development	Equity
	Shares	Amount	Par Value	Stage	(Deficiency)
Balance at May 4, 2004 (inception)	-	$-	$-	$-	$-
Common stock issued for cash
($0.01 per share)	30,000,000	30,000	(24,000)	-	6,000
($0.02 per share)	21,675,000	21,675	65,038	-	86,713

Net loss - May 4, 2004 to August 31, 2004	-	-	-	(36,870)	(36,870)

Balance at August 31, 2004	51,675,000	51,675	41,038	(36,870)	55,843

Net loss	-	-	-	(45,025)	(45,025)

Balance at August 31, 2005	51,675,000	51,675	41,038	(81,895)	10,818

Net loss	-	-	-	(28,414)	(28,414)

Balance at August 31, 2006	51,675,000	51,675	41,038	(110,309)	(17,596)
Stock issued for consulting services at $.15/share	1,330,000	1,330	198,170	-	199,500

Net loss	-	-	-	(1,038,820)	(1,038,820)

Balance at August 31, 2007	53,005,000	$53,005	$239,208	$(1,149,129)	$(856,916)

The accompanying notes are an integral part of these financial statements.

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Deficit
			Accumulated
			Since
			4-May-04
	For the Years Ended		Inception of
	August 31,		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,038,820)	$(28,414)	$(1,149,129)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for consulting expenses	199,500	-	199,500
Change in non-cash working capital items:
Increase (decrease) in accounts payable	153,304	(976)	178,448
Increase (decrease) in interest payable	61,016	-	61,016
Net cash used in operating activities	(625,000)	(29,390)	(710,165)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of property	(375,000)	-	(375,000)
Net cash used in investing activities	(375,000)	-	(375,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	92,713
Bank overdraft	173	-	173
Loans from related parties	239,762	-	239,762
Payments to Line of Credit	(60,200)	-	(60,200)
Proceeds from Line of Credit	812,717	-	812,717
Net cash provided by financing activities	992,452	-	1,085,165

Net increase (Decrease) in Cash and Cash Equivalents	(7,548)	(29,390)	-
Cash and Cash Equivalents at the Beginning of Period	7,548	36,938	-
Cash and Cash Equivalents at the End of the Period	$-	$7,548	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

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

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2007, the Company had a negative cash balance of $173, working capital deficiency of ($479,399), stockholders’ deficiency of $856,916, and accumulated net losses of $1,149,129 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

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

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies

	a)	Consolidation

The consolidated financial statements include the accounts of Southridge Enterprises Inc. and its wholly owned subsidiaries, Southridge Ethanol, Inc., and, Southridge Environmental, Inc.

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2007, the Company had no cash equivalents.

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

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(g)	Income Taxes

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

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At August 31, 2007 and 2006, the Company had no outstanding stock options, warrants and other convertible securities.

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

	(j)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted FASB Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by FASB Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”. The Company does not have a stock option plan nor has it granted any stock options since inception.

	(l)	Comprehensive Income

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the year ended August 31, 2007.

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

	(o)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

2.

Summary of Significant Accounting Policies (continued)

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

3.

Development Stage Company/Going Concern

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

4.	Common Stock

On October 3, 2006, the Company split its common shares on the basis of 5 for 1. As a result, its articles of incorporation were amended to increase its authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of the Company’s common stock remained $0.001 per share. The Company’s authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The record date for the split was September 21, 2006 and became effective October 3, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock splits have been restated to reflect the 5 to 1 common stock splits on a retroactive basis. The Company’s trading symbol was changed from “SDGE” to “SORD” in connection with the forward stock split.

On April 12, 2007, the Company issued 1,330,000 shares of restricted common stock for consulting services valued at $199,500. The shares were valued at $.15 per share, which was the fair market value of the stock on the date of the agreement.

5.	Income Taxes

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006 – 34%) to income before income taxes. The difference results from the following items:

		For the Year Ended
		August 31,		August 31,
		2007		2006
Computed expected (benefit of) income taxes		$(353,199	) $	(9,491)
Increase in valuation allowance		353,199		9,491
	$	- $		-

Significant components of the Company’s deferred income tax assets are as follows:

	August 31,	August 31,
	2007	2006
Operating loss carry forward	$1,140,829	$102,009
Mineral property expenses	8,300	8,300
	1,149,129	110,309
Statutory rates	34%	34%
Deferred income tax asset	390,704	37,505
Valuation allowance	(390,704)	(37,505)
	$--	$--

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

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

5.	Income Taxes (Continued)

The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Amount	Expiration Date
2024	$29,070	2024
2025	45,025	2025
2026	27,914	2026
2027	1,038,820	2027
Total income tax operating loss carry forward	$1,140,829

6.	Land

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

7.	Commitments and Contractual Obligations

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

8.	Option Agreement Deposit

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

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

9.	Related Party Loans

During the year ended August 31, 2007, the Company received short term loans from a related party. The following table shows the amount due at August 31, 2007:

Short term loan	August 31, 2007
Non interest bearing and unsecured
Alex Smid	$239,762
0757140 BC Ltd. (Glen Harder)	-
Total	$239,762

Related party short term loans are non interest bearing, unsecured and due on demand. Since there is no stated interest rate for the loans, interest was imputed at 8% per annum. Accrued interest on these loans at August 31, 2007 was $7,544.

10.	Line of Credit

On September 29, 2006 the Company also entered into an 8% per annum, Line Of Credit (“LOC”) due September 29, 2011 with Uniform Ventures Ltd. (“the Lender”) for up to $10,000,000. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. The LOC is secured by an unregistered charge over all current and future assets owned by the Company. As of August 31, 2007, $752,517 was owed plus $53,472 in accrued interest payable. Additionally, at its discretion the Company may issue treasury stock to the Lender in lieu of payment

11.	Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

12.	Subsequent Events

In September 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc., wherein La Jolla Cove has agreed to purchase a debenture in the amount of $150,000. In connection with the debenture, the Company also agreed to issue share purchase warrants to purchase common stock of the Company. The agreement also allows La Jolla Cove to purchase, at the one year anniversary date of the debenture, or upon conversion of the principal amount of the debenture into common stock, a second debenture in the amount of $150,000 with a warrant to purchase up to 1,500,000 shares of the Company’s common stock. The debenture will carry an interest rate of 5% per annum and the interest will be payable monthly.

An Employee/Consultant Stock Compensation Plan was implemented in September 2007 and 7,500,000 shares of common stock were issued to compensate consultants who provided services to the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 22, 2007, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Robison, Hill & Co., an independent registered firm of Certified Public Accountants. Accordingly, we dismissed Telford Sadovnick, P.L.L.C., on February 22, 2007.

Item 8A. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and principal accounting officer. Based upon that evaluation, our company's president and principal accounting officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at December 12, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Alex Smid	President and Director	39	September 26, 2006
Daniel Jackson	Director	44	September 26, 2006

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

Mr. Jackson has been active as an energy professional for over fifteen years: as an oil company international energy efficiency consultant, and for the last five years as a renewable energy consultant, specializing in biofuel systems. Additionally, Mr. Jackson is a passionate advocate for renewable energy. Mr. Jackson is also a member of the Hustin Energy Advisory Council and a former member of the Cleanbio Venture Network Advisory Board. Mr. Jackson received a Bachelor of Science in Mechanical Engineering from the University of Texas.

From inception on May 4, 2004 until September 26, 2006, Vernon Samaroo was our sole director and officer of the Company. Mr. Samaroo resigned from his position as Director effective Jan. 8, 2007, to pursue other interests.

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

Item 10. Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended August 31, 2007 was in excess of $100,000 (the “Named Executive Officers”).

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred	All Other
Name and				Stock	Option	Incentive Plan	Compensation	Compens-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	ation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Alex Smid(1)	2007	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$135,000	$Nil
President &	2006	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	N/A
Director
Vernon	2007	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Samaroo(2)	2006	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Former
Director
Daniel	2007	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Jackson(3)	2006	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
Director

(1)	Mr. Smid was appointed as a director and officer on September 26, 2006.
(2)	Mr. Samaroo was appointed as President and director on May 4, 2004 and resigned as an officer on September 26, 2006 and resigned as a director Jan. 9, 2007.
(3)	Mr. Daniel Jackson was appointed as a director on September 26, 2006.

Stock Options and Stock Appreciation Rights

From the date of inception and up to August 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on August 31, 2007.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to August 31, 2007.

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

Mr. Glen D. Harder has been retained as a consultant under a consulting contract dated November 1, 2006 and is paid $15,000 per month. This contract was cancelled in January 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of the date of the filing of this report there were 60,505,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of August 31, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner Directors and Executive Officers	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Alex Smid 3625 N. Hall, Suite 900 Dallas, Texas U.S.A.	22,418,205	37.05%
Daniel Jackson 3625 N. Hall, Suite 900 Dallas, Texas U.S.A.	Nil	Nil
Directors and Officers as a group (2 persons)	22,418,205	37.05%

* less than 1%

(1)

Based on 60,505,000 shares of common stock issued and outstanding as of December 12, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

During the year ended August 31, 2007, the Company received short term loans from a related party. The following table shows the amount due at August 31, 2007:

Short term loan	August 31, 2007
Non interest bearing and unsecured
Alex Smid	$239,762

Total	$239,762

Related party short term loans are non interest bearing, unsecured and due on demand. Since there is no stated interest rate for the loans, interest was imputed at 8% per annum. Accrued interest on these loans at August 31, 2007 was $7,544.

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

*Filed herewith

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2007 and August 31, 2006:

Services	2007	2006
Audit fees	23,800	15,000
Audit related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	13,630	16,824

Total fees	37,430	31,824

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

Date: December 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Alex Smid
Alex Smid
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: December 17, 2007

By: /s/ Daniel Jackson
Daniel Jackson
Director

Date: December 17, 2007