Form 10QSB
period 2007-11-30
SOUTHRIDGE ENTERPRISES INC.
filed 2008-01-14
CIK 1303361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended November 30, 2007
                                                    -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

         Commission file number  000-51306
                                 ---------

                           SOUTHRIDGE ENTERPRISES INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


             Nevada                                        98-0435537
-------------------------------------     --------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No.
 incorporation or organization)


    3625 N. Hall Suite 900.
          Dallas, Texas                                    75219-5106
-------------------------------------     --------------------------------------
(Address of principal executive                            (Zip Code)
         offices)

Issuer's telephone number (888) 862-2192

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
              Nil                                             Nil
-------------------------------------     --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares, par value $0.001
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year.   Nil
                                                          ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12-b-2 of the Exchange Act).     Yes [ ]   No [X
]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2007, there were 60,505,000 shares of the issuer's common stock outstanding, par value $0.001

Transitional Small Disclosure Format (Check one):   Yes [  ]   No [X].

                                      INDEX

PART 1.  FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets as of November
30, 2007 and August 31, 2007.

                                    Consolidated Statements of Operations for the three months and nine months ended November 30, 2007 and 2006, and, for the period May 4, 2004 (Date of inception) to November 30, 2007.

                                    Consolidated Statements of Cash Flows for the nine months ended November 30, 2007 and 2006, and, for the period May 4, 2004 (Date of inception) to November 30, 2007.

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

                  Item 6            Exhibits and Reports on Form 8K


                  SIGNATURES



                  CERTIFICATIONS

                           SOUTHRIDGE ENTERPRISES INC.
                           (A Development Stage Company)

                           Unaudited Financial Statements


Index                                                             Page Number

Consolidated Balance Sheets                                                F-1

Consolidated Statements of Operations                                      F-2

Consolidated Statements of Cash Flows                                      F-3

Notes to Consolidated Financial Statements                                 F-4-9

                          SOUTHRIDGE ENTERPRISES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                  November 30,           August 31,
                                                                                     2007                  2007
                                                                              -------------------    ----------------
ASSETS
------
Current Assets
   Cash and cash equivalents                                                           $   3,412           $   7,548
                                                                              -------------------    ----------------

Land                                                                                     375,000                   -
                                                                              -------------------    ----------------

     Total Assets                                                                      $ 378,412           $   7,548
                                                                              ===================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities
   Account Payable                                                                    $  148,215           $  25,144
   Demand loans - related party                                                          118,548                   -
   Interest Payable                                                                       37,721                   -
                                                                              -------------------    ----------------
     Total Current Liabilities                                                           304,484              25,144

Non-current Liabilities
   Line of Credit                                                                        812,717                   -
                                                                              -------------------    ----------------
     Total Liabilities                                                                 1,117,201              25,144
                                                                              -------------------    ----------------

Stockholders' Equity
   Preferred stock, $0.001 par value, authorized 500,000,000
     shares, -0- issued
   Common stock, $0.001 par value, authorized 500,000,000 shares, 60,505,000 issued at November 30, 2007 and
     August 31, 2006                                                                      51,675              51,675
   Additional paid-in Capital                                                             41,038              41,038
   Deficit accumulated during development stage                                        (831,502)           (110,309)
                                                                              -------------------    ----------------
     Total stockholders' equity (deficiency)                                           (738,789)            (17,596)
                                                                              -------------------    ----------------

     Total Liabilities and Stockholders' Equity                                        $ 378,412           $   7,548
                                                                              ===================    ================

   The accompanying notes are an integral part of these consolidated financial statements.

                          SOUTHRIDGE ENTERPRISES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            May 4, 2004
                                For the Three Months Ended              For the Nine Months Ended           Inception of
                                      November 30,                            November 30,                  Development
                                         2007                 2006                2007              2006                Stage
                                   ------------------    ----------------    ---------------   ---------------    ------------------

Revenues                               $          -         $         -         $        -        $        -         $           -
                                   ------------------    ----------------    ---------------   ---------------    ------------------

Expenses
   Consulting fees                           45,000                   -            390,800                 -               390,800
   General and Administrative               104,415               1,580            216,392             2,760               318,401
   Investor Relations                           621                   -             76,251                 -                76,251
   Mineral Property costs                         -                   -                  -                 -                 8,300
                                   ------------------    ----------------    ---------------   ---------------    ------------------

     Total Expenses                         150,036               1,580            683,443             2,760               793,752

Other Income (Expense)
   Interest Expense                        (16,032)                   -           (37,750)                 -               (37,750)
                                   ------------------    ----------------    ---------------   ---------------    ------------------

Net Income (Loss)                        $(166,068)         $   (1,580)        $ (721,193)        $   (2,760)        $    (831,502)
                                   ==================    ================    ===============   ===============    ==================

Weighted Average Shares                  51,675,000          51,675,000         51,675,000        51,675,000
                                   ==================    ================    ===============   ===============
Loss Per Common Share                  $          -         $         -        $    (0.01)        $        -
                                   ==================    ================    ===============   ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                          SOUTHRIDGE ENTERPRISES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                       Since
                                                                                                                    May 4, 2004
                                                                             For the Nine Months Ended             Inception of
                                                                                   November 30,                     Development
                                                                             2007                 2006                 Stage
                                                                       ------------------    ----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net Loss                                                                      $(721,193)        $ (2,760)              $ (831,502)
Change in non-cash working capital items:
Increase (decrease) in accounts payable                                          123,071            (25,520)               148,215
Increase (decrease) in demand loans - related party                              118,548                   -               118,548
Increase (decrease) in interest payable                                           37,721                   -                37,721
                                                                       ------------------    ----------------    ------------------
   Net cash used in operating activities                                       (441,853)            (28,280)             (527,018)
                                                                       ------------------    ----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITES:
-----------------------------------
Purchase of property                                                           (375,000)                   -             (375,000)
                                                                       ------------------    ----------------    ------------------
   Net cash used in investing activities                                       (375,000)                   -             (375,000)
                                                                       ------------------    ----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Issuance of common stock                                                               -                   -                92,713
Proceeds from Line of Credit                                                     812,717                   -               812,717
                                                                       ------------------    ----------------    ------------------
   Net cash provided by financing activities                                     812,717                   -               905,430
                                                                       ------------------    ----------------    ------------------

Net increase (Decrease) in Cash and Cash Equivalents                             (4,136)            (28,280)                 3,412

Cash and Cash Equivalents at the Beginning of Period                               7,548              36,938                     -
                                                                       ------------------    ----------------    ------------------

Cash and Cash Equivalents at the End of the Period                            $    3,412         $ 8,658                $    3,412
                                                                       ==================    ================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
----------------------------------
Interest                                                                      $      -            $      -              $      -
Income Taxes                                                                  $      -            $      -              $      -


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

         Southridge Enterprises Inc. (the "Company") was incorporated in the State of Nevada on May 4, 2004. The Company was originally organized to explore mineral properties in British Columbia, Canada. The Company's fiscal year end is August 31. The Company conducted its exploration activities in British Columbia through Southridge Exploration Inc., a wholly-owned British Columbia corporation incorporated on July 19,
         2004). Based on a review of the mineralization data of its claims, the Company abandoned these mineral property claims.

         These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2007, the Company had $3,412 in cash, working capital deficiency of ($301,072) stockholders' deficiency of ($738,789) and accumulated net losses of $831,502 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

         Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

         Unless otherwise indicated, amounts provided in these notes to the consolidated financial statements pertain to continuing operations.

         The Company is not currently earning any revenues.

         Basis of Presentation
         ---------------------

         The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations of Cignus Ventures Inc. (the "Company") for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended August 31, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended August 31, 2006, has been omitted. The results of operations for the nine month period ended May 31, 2007 are not necessarily indicative of results for the entire year ending August 31, 2007.

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


        (c)       Cash

                  Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2007, the Company had no cash equivalents.


       (d)        Concentration of Credit Risk

                  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.


       (e)        Long-Lived Assets

                  The Company accounts for long-lived assets under the FASB Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

                          SOUTHRIDGE ENTERPRISES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

        (f)       Income Taxes

                  The Company accounts for income taxes under the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (g)        Loss per Share

                  FASB Statement of Financial Accounting Standards No. 128 ("SFAS No.128"), "Earnings per Share", requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At November 30, 2007 and 2006, the Company had no outstanding stock options, warrants and other convertible securities.

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

         (i)      Accounting for Derivative Instruments and Hedging Activities

                  The Company has adopted FASB Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

         (j) Accounting for Derivative Instruments and Hedging Activities (continued)

                  The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

         (k)      Stock-based Compensation

                  The Company adopted the fair value method of accounting for stock-based compensation recommended by FASB Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"), "Accounting for Stock-based Compensation". The Company does not have a stock option plan nor has it granted any stock options since inception.

                          SOUTHRIDGE ENTERPRISES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


          (l)     Comprehensive Income

                  The Company has adopted FASB Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods ended November 30, 2007.

         (m)      Intangible Assets

                  The Company has adopted FASB Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

         (n)      Environmental Costs


                  Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

3.       Common Stock

         On October 3, 2006, the Company split its common shares on the basis of 5 for 1. As a result, its articles of incorporation were amended to increase its authorized common stock from 100,000,000 shares to 500,000,000 shares. The par value of the Company's common stock remained $0.001 per share. The Company's authorized preferred stock was also amended from 100,000,000 shares to 500,000,000 shares. Prior to the stock split, there were 10,335,000 shares of common stock outstanding. After the stock split there were 51,675,000 shares of common stock outstanding. The record date for the split was September 21, 2006 and became effective October 3, 2006. The consolidated financial statements and notes have been changed at February 28, 2007 to reflect the retroactive effect of the 5 to 1 forward stock split. The Company's trading symbol was changed from "SDGE" to "SORD" in connection with the forward stock split.

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

                          SOUTHRIDGE ENTERPRISES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


5.       Commitments and Contractual Obligations

         The Company's office is maintained at a cost of approximately $375 per month as of March 1, 2007. This is currently month-to-month. The Company believes that its office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

         On October 27, 2006 as announced on December 19, 2006 the Company signed a soft offer Letter of Intent to purchase ethanol from PLS Sopucoes Ltda. Under the terms of the agreement being discussed approximately 50,000,000 gallons of ethanol can be purchased for resale in the U.S., based on a contractual commitment of 4.5 million gallons per month at $1.44 USD per gallon.


6.       Option Agreement Deposit

         On September 13, 2006 the Company entered into an option to purchase agreement (the "Agreement") with Boss Group of Companies Inc., to acquire an ethanol plant in Saskatchewan, Canada for the sum of $632,500. On September 28, 2006 the Company formed a wholly owned subsidiary Southridge Ethanol Inc., incorporated in the state of Mississippi, that is intended for the closing of this agreement with the purchase subject to due diligence by December 11, 2006. A $20,000 non refundable option deposit was made and was expensed as no definitive purchase agreement could be reached.


7.       Line of Credit

         On September 29, 2006 the Company also entered into an 8% per annum, Line Of Credit ("LOC") due September 29, 2011 with Uniform Ventures Ltd. ("the Lender") for up to $10,000,000. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. As of November 30, 2007, $812,717 has been drawn down with an additional $37,721 in accrued interest payable. Additionally, at its discretion the Company may issue treasury stock to the Lender in lieu of payment


8.        Related Party Loans

        ------------------------------------------------------------------------
         Short term loan                                       November 30, 2007
        ------------------------------------------------------------------------
         Non interest bearing and unsecured
        ------------------------------------------------------------------------
         Alex Smid                                          $            239,762
        ------------------------------------------------------------------------
                                                                               -
        ------------------------------------------------------------------------
                                Total                       $            239,762
        ------------------------------------------------------------------------

         Related party short term loans are non interest bearing, unsecured and due on demand.

Item 2.       Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock and the terms "we", "us" and "our" mean Southridge Enterprises Inc.

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

Total annual gasoline consumption in the United States is approximately 140 billion gallons and total annual ethanol consumption currently represents less than 4% of this amount, or approximately 5 billion gallons of ethanol. We believe that the ethanol industry has substantial potential for growth to reach what we estimate is an achievable level of at least 10% of the total annual gasoline consumption in the United States, or approximately 14 billion gallons of ethanol. In California alone, an increase in the consumption of ethanol from California's current level of 5.7%, or approximately 950 million gallons of ethanol per year, to at least 10%, of total annual gasoline consumption would result in consumption of approximately 700 million additional gallons of ethanol, representing an increase in annual ethanol consumption in California alone of approximately 75% and an increase in annual ethanol consumption in the entire United States of approximately 18%.

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

Personnel Plan

As of November 30, 2007, we had no employees other than our directors and officers. On September 26, 2006, we appointed Alex Smid and Daniel Jackson to our Board of Directors.

We also engage directors and contractors from time to time to supply work on specific corporate business and development programs.

Consultants are retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder's fee.

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

At November 30, 2007, we had working capital deficiency of $479,399, compared to working capital of $17,596 as at August 31, 2007.

At November 30, 2007, our total assets were $375,000, compared to total assets of $375,000 as at August 31, 2007.

At November 30, 2007, our total liabilities were $1,231,916, compared to total liabilities of $1,231,916 as at August 31, 2006.

At November 30, 2007, we had cash on hand of $0 compared to $7,548 as at August 31, 2007.

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

General and Administration Expenses
-----------------------------------

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

We believe that the production of ethanol is expanding rapidly. We expect existing ethanol plants to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as wet distiller's grain, or WDG. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs. We cannot predict the future price of ethanol, WDG or corn. Any material decline in the price of ethanol or WDG, or any material increase in the price of corn, will adversely affect our sales and profitability.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non U.S. officers and directors for misconduct and may not be able to enforce judgment and civil liabilities against such parties.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 3.       Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 13.    Exhibits

Exhibits required by Item 601 of Regulation S-B

                   Description

Exhibit Number

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

10.2               Option to Purchase Agreement - Boss Group of Companies (incorporated by reference from our
                   Current Report on Form 8-K, filed on October 11, 2006).

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

14.1               Code of Ethics (Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on
                   December 2, 2005).

(21)

21.1               Southridge Ethanol Inc. (a Mississippi corporation).

                   Southridge Environmental Inc. (a Mississippi corporation).

(31)               302 Certification

31.1*              Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ken Milken.

(32)               906 Certification

32.1*              Section 906 Certification under Sarbanes-Oxley Act of 2002 of Ken Milken.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTHRIDGE ENTERPRISES  INC.


By:  /s/ Ken Milken
   -------------------
Ken Milken
President and Director
(Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer and Principal
Accounting Officer)

Date: January 11, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Stephen A. Smith
   ---------------------------
Stephen A. Smith
Director

Date: January 11, 2007.



By:  /s/ Daniel Jackson
   ---------------------------
Daniel Jackson
Director

Date: January 11, 2007.