Form 10QSB
period 2008-02-29
SOUTHRIDGE ENTERPRISES INC.
filed 2008-04-14
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended February 29, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number  000-51306

SOUTHRIDGE ENTERPRISES INC.
(Name of small business issuer in its charter)

Nevada	98-0435537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14785 Preston Rd, Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (888) 862-2192

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

State issuer's revenues for its most recent fiscal year.   $5,040,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes ☐   No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 29, 2008, there were 110,505,000 shares of the issuer’s common stock outstanding, par value $0.001

Transitional Small Disclosure Format (Check one):	Yes ☐	No ☒.

INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of February 29, 2008 and August 31, 2007.	4
Consolidated Statements of Operations for the three months and six months ended February 29, 2008 and 2007 and, for the period May 4, 2004 (Date of inception) to February 29, 2008.	5
Consolidated Statements of Cash Flows for the six months ended February 29, 2008 and 2007 and, for the period May 4, 2004 (Date of inception) to February 29, 2008.	6
Notes to Consolidated Financial Statements	7
Item 2 Management Discussion and Analysis or Plan of Operation	14
Item 3 Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	26
Item 2 Changes in Securities	26
Item 3 Defaults Upon Senior Securities	26
Item 4 Submission of Matters to a Vote of Security Holders	26
Item 5 Other Information	26
Item 6 Exhibits and Reports on Form 8K	26
SIGNATURES	26
CERTIFICATIONS	28

SOUTHRIDGE ENTERPRISES INC.
(A Development Stage Company)

Unaudited Financial Statements

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	February 29,	August 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,560,425	$-

Plant and Equipment	192,671
Intellectual Property	2,500,000
Land	1,225,000	375,000

Total Assets	$5,478,096	$375,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	$36,567	$178,621
Demand loans - related party	849,762	239,762
Interest Payable	88,193	61,016
Total Current Liabilities	974,552	479,399

Non-current Liabilities
Debenture	150,000
Note Payable - Property	850,000
Line of Credit	1,177,516	752,517
Total Liabilities	3,152,068	1,231,916

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 100,000,000
shares, -0- issued
Common stock, $0.001 par value, authorized 500,000,000
shares, 110,505,000 issued at February 29, 2008 and 53,005,000
issued at August 31, 2007	110,505	53,505
Additional paid-in Capital	690,097	239,208
Deficit accumulated during development stage	1,525,426	(1,149,129)
Total stockholders’ equity (deficiency)	2,326,028	(856,916)

Total Liabilities and Stockholders’ Equity	$5,478,096	$375,000

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Accumulated
					Since
					May 4, 2004
	For the Three Months Ended		For the Six Months Ended		Inception of
	February 29,		February 29,		Development
	2008	2007	2008	2007	Stage
Revenues		$-	$5,040,000	$-	$5,040,000
Cost of Goods	$—	-	(2,835,000)	-	(2,835,000)
Net Revenues	-	-	2,205,000	-	2,205,000

Expenses
Consulting fees	143,671	75,000	381,274	345,800	1,031,574
General and Administrative	81,397	31,687	186,561	111,977	538,293
Investor Relations	36,258	42,440	79,365	75,630	157,146
Mineral Property costs	-	-	-	-	8,300

Total Expenses		149,127	647,200	533,407	1,735,313

Other Income (Expense)
Interest Expense	(15,743)	(14,943)	(32,374)	(21,718)	(93,390)

Net Income (Loss)	$(277,069)	$(164,070)	$1,525,426	$(555,125)	$376,297

Weighted Average Shares	68,355,000	68,355,000	68,355,000	68,355,000
Loss Per Common Share	$-	$-	$0.02	$-

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Deficit
			Accumulated
			Since
			May 4, 2004
	For the Six Months Ended		Inception of
	February 29		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)	$1,525,426	$(555,125)	$376,297
Adjustment to reconcile Net Income/(Loss) in operations:
Stock issued for consulting expenses	-	-	199,500
Change in non-cash working capital items:
Increase (decrease) in accounts payable	(142,054)	(94)	36,567
Increase (decrease) in demand loans - related party	610,000	88,573	849,762
Increase (decrease) in interest payable	27,177	21,690	88,193
Net cash from operating activities	2,020,549	(444,956)	1,550,319

CASH FLOWS FROM INVESTING ACTIVITES:

Plant construction costs	(1,042,671)		(1,042,671)
Purchase of intellectual property	(2,500,000)		(2,500,000)
Purchase of property	(800,000)	(375,000)	(1,175,000)
Net cash used in investing activities	(4,342,671)	(375,000)	(4,717,671)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	2,500,000	-	2,592,713
Note Payable - Property	800,000	-	800,000
Debenture Proceeds	150,000	-	150,000
Proceeds from Line of Credit	424,999	812,717	1,177,516
Net cash provided by financing activities	3,874,999	812,717	4,720,229

Net increase (Decrease) in Cash and Cash Equivalents	1,552,877	(7,239)	1,560,425

Cash and Cash Equivalents at the Beginning of Period	7,548	7,548	-

Cash and Cash Equivalents at the End of the Period	$1,560,425	$309	$1,560,425

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Southridge Enterprises Inc. (the “Company”) was incorporated in the State of Nevada on May 4, 2004. The Company was originally organized to explore mineral properties in British Columbia, Canada. The Company’s fiscal year end is August 31. The Company conducted its exploration activities in British Columbia through Southridge Exploration Inc., a wholly-owned British Columbia corporation incorporated on July 19, 2004). Based on a review of the mineralization data of its claims, the Company abandoned these mineral property claims. The Company is currently in the ethanol industry and is based in Dallas, TX.

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 29, 2008, the Company had a cash balance of $1,560,425 working capital of $585,873, stockholders’ equity of $2,326,028, and accumulated net income of $376,297 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

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

The Company is currently earning revenues.

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

	( c)	Foreign Currency translation

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At February 29, 2008, the Company had $1,560,425 in cash equivalents.

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

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At February 29, 2008 and 2007, the Company had no outstanding stock options, warrants and other convertible securities.

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

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended February 29, 2008.

	(m)	Intangible Assets

The Company has adopted FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company has $2,500,000 in intangible assets with indefinite life at February 29, 2008 and since inception.

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

3.
Development Stage Company/Going Concern

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Although some revenues have been achieved from supplemental business activities, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

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
On January 10, 2008 the company issued 50,000,000 restricted shares at an average price of $0.05 per share pursuant to a purchase agreement for $2,500,000 with Celuhol Biotech Inc. (Celuhol), a private company, to acquire ownership rights to the Celuhol Intellectual Property (IP), along with some research and development assets, with respect to the cellulosic technology being developed for converting biomass into ethanol. The Company has recorded an asset based on this share issuance value.

5.	Land

On September 28, 2006 the Company formed a wholly owned subsidiary Southridge Environmental Inc., incorporated in the state of Mississippi, which acquired land located in Quitman County, Mississippi, for the purchase price of $375,000, that closed on October 5, 2006. The Land is situated on 37 acres located in the northwest region of the state, which is in the lower portion of the Mid-West corn belt. The industrial plant facility plant on the land is a warehouse with no value. This warehouse facility is a 76,000 sq. ft industrial structure that will be converted to house equipment for ethanol production. We are in the process of sourcing such equipment.
On February 16, 2008, the Company acquired land in El Salvador for a purchase price of $850,000 under a Contract for Deed/Land Contract and Note Payable for 8 payments (each for $106,250) over 2 years with the first payment due May 5, 2008. The site has 25,000 mz (approx. 4,500 acres) of land and access to abundant sugar cane production capacity. With an average yield of 30 to 40 tons per acre grown on site. At February 29, 2008, the Company had advanced $192,671 toward the plant development on the property.

6.	Commitments and Contractual Obligations

The Company leased an executive office in Dallas, Texas. The lease term is three years commencing January 1, 2008. The base rent in the first year is $16,870. The Company believes that its office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

On October 27, 2006 as announced on December 19, 2006 the Company signed a soft offer Letter of Intent to purchase ethanol from PLS Sopucoes Ltd. Under the terms of the agreement being discussed approximately 50,000,000 gallons of ethanol can be purchased for resale in the U.S., based on a contractual commitment of 4.5 million gallons per month at $1.44 USD per gallon.

7.	Option Agreement Deposit

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

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

8.	Related Party Loans

During the period ended February 29, 2008, the Company received short term loans from a former related party. The following table shows the amount due at February 29, 2008:

Short term loan	February 29, 2008
4% interest bearing and unsecured
Alex Smid	$849,762

Total	$849,762

The former related party loan above is interest bearing at 4% per annum, unsecured and due on demand. Accrued interest on this loan at February 29, 2008 was $4,234.

9.	Revenues

During this second quarter ending February 29, 2008, the Company completed an ethanol purchase and sale transaction. The ethanol was supplied by Petrozilian Energia SA from Brazil and sold to Agrobin Hunt Corp and shipped to the United Kingdom (UK). The purchase was financed with a Letter of Credit supported in part by Joint Venture partner Micheles Borgan & Lea Capital (MBLC). The entire transaction was the export of 6 million gallons of ethanol for a total cost of $8,100,000 USD ($1.35 per gallon) and for proceeds of $14,400,000 USD ($2.40 per gallon) for a net profit of $6,300,000 USD. As per the Joint Venture Revenue Sharing Agreement, the Company was entitled to 35% of the revenue and profits related to this transaction, $5,040,000 and $2,205,000, respectively. A total commitment of $1,000,000 was deposited by company in order for MBLC to finance the difference of $7,100,000 USD and secure a Letter of Credit.

10.	Line of Credit

On September 29, 2006 the Company also entered into an 8% per annum, Line Of Credit (“LOC”) due September 29, 2011 with Uniform Ventures Ltd. (“the Lender”) for up to $10,000,000. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. The LOC is secured by an unregistered charge over all current and future assets owned by the Company. As of February 29, 2008, $1,177,516 was owed plus $72,873 in accrued interest payable. Additionally, at its discretion the Company may issue treasury stock to the Lender in lieu of payment.

11.	Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended February 29, 2008. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in US Dollars)

12.	Subsequent Events

On January 08, 2008; Southridge Enterprises, Inc. notified the NASDAQ that the Company’s Board of Directors had established a record date of December 31, 2007 to affect a one-for-ten reverse stock split of its outstanding common stock. The reverse stock split was approved by the by the Company’s shareholders at special meeting held on January 31, 2008. Pursuant to the reverse stock split, each shareholder of record of the Company’s common stock on the record date of December 31, 2007 will become entitled to receive one new common share in exchange for every ten old common shares held by such shareholder. No fractional shares will be issued in connection with the reverse stock split and, in lieu thereof; any fractional share shall be rounded up to the nearest whole share. The exercise price and the number of shares of common stock issuable under the Company’s outstanding options and warrants will be proportionately adjusted to reflect the reverse stock split. The reverse split became effective on March 6, 2008 and the Company’s stock symbol on the OTC Bulletin Board was changed from SORD to SRDG.

In September 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc., wherein La Jolla Cove has agreed to purchase a debenture in the amount of $150,000. In connection with the debenture, the Company also agreed to issue share purchase warrants to purchase common stock of the Company. The agreement also allows La Jolla Cove to purchase, at the one year anniversary date of the debenture, or upon conversion of the principal amount of the debenture into common stock, a second debenture in the amount of $150,000 with a warrant to purchase up to 1,500,000 shares of the Company’s common stock. The debenture will carry an interest rate of 5% per annum and the interest will be payable monthly. In March and April 2008, the Company issued a total of 315,584 shares for the conversion of $2,900 of the debenture and the purchase of $29,000 in new share equity.

On March 12, 2008, we entered into a joint venture agreement with Briskul Transacção LTDA to construct and operate an ethanol facility in Brazil. The joint venture operates as Southridge Brasilia Corp. (“SBC”). The Company's initial membership interest in SBC, according to the agreement, would be 75% and Briskul Transacção LTDA initial membership interest would be 25%. According to the agreement, Briskul Transacção LTDA has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. We provided an initial contribution of $1,500,000 against an anticipated total contribution of $24,525,000 USD. Briskul Transacção LTDA initial contribution to the joint venture was to be $8,175,000 USD, which was 25% of the anticipated cost of the construction ($32,700,000 USD). In the event Briskul Transacção LTDA was unable to make its initial contribution, the Company had agreed to advance Briskul Transacção LTDA up to $3,000,000 USD towards its initial contribution in the form of a senior subordinated debenture, which would bear interest at the rate of 9% per year. SBC is a development stage entity and the Company is responsible for securing the financing necessary to complete the plant as well as oversee its design and construction. Assets of the joint venture totaled $6,130,318, which consisted of cash, land and construction in progress. As of April 01, 2008, we have made contributions to SBC of $1,500,000 and Briskul Transacção LTDA has made cash contributions of $4,630,318.

On March 14, 2008, Rockridge Capital Holdings Corporation loaned the Company $1,500,000 to secure our contribution for the “SBC Joint Venture”, with Briskul Transacção LTDA. The loan bears an interest at the rate of 14% per annum and is secured by a Demand Promissory Note and/or can be converted into common stock at any time.

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

Overview

We are a renewable energy company with a mission to become an ethanol producer in the southeastern region of the United States. To date, we have not derived any income from any of our operations, but the Company earned revenue in the three months ended February 29, 2008 from the sale of ethanol fuel.

Our plan of operation is to focus areas which offer abundant supplies of corn or other raw materials, superior transportation infrastructure and expedited permitting processes. We have spent a significant amount of time and capital building a solid infrastructure.

We are committed to attract and recruit the very best in talent, experience and innovation to provide a management team capable of achieving extraordinary results. Financing for these projects has been a challenge during the past year due to the downturn in the commodities markets, however, our patience and determination has paid off in the form of a solid financing plan for these project to be executed early in 2008.

On January 08, 2008; Southridge Enterprises, Inc. notified the NASDAQ that the Company’s Board of Directors had established a record date of December 31, 2007 to affect a one-for-ten reverse stock split of its outstanding common stock. The reverse stock split was approved by the by the Company’s shareholders at special meeting held on January 31, 2008. Pursuant to the reverse stock split, each shareholder of record of the Company’s common stock on the record date of December 31, 2007 will become entitled to receive one new common share in exchange for every ten old common shares held by such shareholder. No fractional shares will be issued in connection with the reverse stock split and, in lieu thereof; any fractional share shall be rounded up to the nearest whole share. The exercise price and the number of shares of common stock issuable under the Company’s outstanding options and warrants will be proportionately adjusted to reflect the reverse stock split. The reverse split became effective on March 6, 2008 and the Company’s stock symbol on the OTC Bulletin Board was changed from SORD to SRDG.

Executive Offices

We lease an executive office in Dallas, Texas. The lease term is three years commencing January 1, 2008. The base rent in the first year is $16,870. The Company believes that its office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

Properties and Operations

We have acquired an industrial plant facility located in Quitman County, Mississippi, for the purchase price of $375,000, which closed on October 5, 2006. This plant is situated on 37 acres located in the northwest region of the state, which is in the lower portion of the Mid-West corn belt. The facility has a 76,000 sq. ft industrial structure that we intend to convert by installing the equipment required for ethanol production. We are in the process of sourcing such equipment.

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

On January 14, 2008 we acquired an option to purchase land for an ethanol plant near Dallas, TX. The proposed plant near Dallas would be a 50 million gallons per year natural gas fired, dry-grind ethanol facility. The plant of this size would typically consume approximately 18 million bushels of corn and produces 160,000 tons of dried distillers grains annually. Once operational would likely employ more than 30 people. Once built it would bring the company's total expected ethanol production capacity to 100 million gallons of ethanol per year, through four facilities. Land is 45 acres located in Denton County, Texas. We have an Option to Purchase Agreement for $380,000.

On February 26, 2008 we broke ground on our newly acquired land and ethanol manufacturing plant site in El Salvador. The new plant will have an expected maximum annual capacity of 20 million gallons per year. The start of the plant put us on track to complete construction by early 2009 which should take approximately 12 months. First phase will have the capacity to dry up to 15MMGY of hydrous ethanol to be imported into the United States. The second phase would be to build the plant capable of producing 5MMGY of ethanol using sugar cane as feedstock. Having the capability to use feedstock grown and cut straight on our land will give us a huge advantage. Bagasse, the fibrous material that remains from sugar cane, will be burned as fuel and cut down our energy costs by 60%. Our plan to export ethanol from Brazil and import it into the United States via our facility in El Salvador where we can take advantage of the Caribbean Basins Initiative (CBI), a trade agreement signed in 2000 that allows Caribbean and Central American countries to export ethanol into the United States duty-free. The new site in El Salvador is located in close proximity to a river making it easily accessible to transport product to an ocean local port for transport to the United States. The site has 25,000 mz (approx. 4,500 acres) of land and access to abundant sugar cane production capacity. With an average yield of 30 to 40 tons per acre grown on site, the location will be more than capable of supplying the 5 million gallon per year production plant. The cost of land was $850,000 under a Contract for Deed/Land Contract and Note Payable for 8 payments (each for $106,250) over 2 years with the first payment due May 5, 2008.

On January 23, 2008, we signed a definitive purchase agreement with Celuhol Biotech Inc. (Celuhol), a private company, to acquire ownership rights to the Celuhol Intellectual Property (IP), research and development assets, with respect to the cellulosic technology being developed for converting biomass into ethanol. We are in the process of raising $5 million dollars to ramp-up technical staff, purchase equipment and provide working capital for development and testing of the cellulosic technology prior to commercialization. We acquired the technology, plant data and related engineering together with the original pilot plant that is now being integrated with recently developed process capabilities to convert cellulose to ethanol. The revenue model will be based on joint venture projects, licensing fee for use of the technology and royalties of approximately 12 cents per gallon of ethanol produced. We estimate four to five months of design and engineering, with anticipated construction beginning in the second quarter of 2009. Once processes are finalized, we anticipates building one of the first cellulosic ethanol facilities in the Eastern United States. The cost for this acquisition was $2,500,000 for which we issued Celuhol 50,000,000 restricted shares at an average price of $0.05 per share.

During this second quarter ending February 29, 2008, the Company completed an ethanol purchase and sale transaction. The ethanol was supplied by Petrozilian Energia SA from Brazil and sold to Agrobin Hunt Corp and shipped to the United Kingdom (UK). The purchase was financed with a Letter of Credit supported in part by Joint Venture partner Micheles Borgan & Lea Capital (MBLC). The entire transaction was the export of 6 million gallons of ethanol for a total cost of $8,100,000 USD ($1.35 per gallon) and for proceeds of $14,400,000 USD ($2.40 per gallon) for a net profit of $6,300,000 USD. As per the Joint Venture Revenue Sharing Agreement, the Company was entitled to 35% of the revenue and profits related to this transaction, $5,040,000 and $2,205,000, respectively. A total commitment of $1,000,000 was deposited by company in order for MBLC to finance the difference of $7,100,000 USD and secure a Letter of Credit.

On March 12, 2008, we entered into a joint venture agreement with Briskul Transacção LTDA to construct and operate an ethanol facility in Brazil. The joint venture operates as Southridge Brasilia Corp. (“SBC”). The Company's initial membership interest in SBC, according to the agreement, would be 75% and Briskul Transacção LTDA initial membership interest would be 25%. According to the agreement, Briskul Transacção LTDA has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. We provided an initial contribution of $1,500,000 against an anticipated total contribution of $24,525,000 USD. Briskul Transacção LTDA initial contribution to the joint venture was to be $8,175,000 USD, which was 25% of the anticipated cost of the construction ($32,700,000 USD). In the event Briskul Transacção LTDA was unable to make its initial contribution, the Company had agreed to advance Briskul Transacção LTDA up to $3,000,000 USD towards its initial contribution in the form of a senior subordinated debenture, which would bear interest at the rate of 9% per year. SBC is a development stage entity and the Company is responsible for securing the financing necessary to complete the plant as well as oversee its design and construction. Assets of the joint venture totaled $6,130,318, which consisted of cash, land and construction in progress. As of April 01, 2008, we have made contributions to SBC of $1,500,000 and Briskul Transacção LTDA has made cash contributions of $4,630,318.

On December 03, 2007, the former President Mr. Smid loaned the Company $610,000 in order to establish a Letter of Credit for our ethanol purchase from Brazil. The loan bears an interest at the rate of 4% per annum and is secured by a Demand Promissory Note and/or can be converted into common stock at any time. The Company also drew down $424,999.19 from its Letter of Credit to secure the ethanol purchase transaction. In addition, Rockridge Capital Holdings Corporation loaned the Company $1,500,000 to secure our contribution for the “SBC Joint Venture”, with Briskul Transacção LTDA. The loan bears an interest at the rate of 14% per annum and is secured by a Demand Promissory Note and/or can be converted into common stock at any time.

On February 22, 2008, the Company secured a financing for $6.6 Million with a private investment firm Nexus Lotts Capital Corporation. The funding is to be completed in three traunches of $2,200,000 and expected to begin in the third quarter of 2008. The net proceeds from the equity offering will be will be used for the construction of the sugarcane-based ethanol plant in El Salvador and a land purchase in Texas.

Southridge is also creating the only branded E85 fuel in Mississippi, SR85™, and have entered into strategic relationships with major distributors to increase awareness and availability of E85. A consistent, strong, and clearly defined brand will add yet another barrier to entry and market penetration. Increased awareness of the advantages we deliver will give rise to increased demand for the end product. The Company owns the SR85 trademark.

The Company has been incurring various costs for feasibility studies, preliminary engineering, environmental permit applications and legal fees for the development of the three sites described above. We have applied for and anticipate the environmental permit to be issued for the Mississippi site by the second quarter of 2009. We are negotiating the final engineering, procurement and construction contract for the Texas site and could begin construction by the first quarter of 2009, subject to obtaining adequate financing.

Since September 2006, the Company has been actively exploring potential sources of financing for our projects. On November 12, 2007, we engaged Hellia Management Funding Inc., to assist us with arranging a senior credit facility up to a maximum principal amount of $150 million for the development, construction and operation of our Mississippi and Texas plants. We do not expect to enter into definitive agreements for our debt financing until after we raise capital through a registered primary public offering of our securities that is anticipated in the fourth quarter of 2008 after we finalize negotiations for an engineering, procurement and construction contract.
Simultaneously with discussions with potential lenders, we have been meeting with various sources of equity capital. We have not yet entered into any agreements for the necessary equity to fund our growth and there can be no assurance that such capital will be available. Our ability to develop these projects and bring them to an operational stage, as well as to pursue and exploit other potential opportunities, is subject to substantial risk and uncertainty, including risks related to our ability to obtain necessary debt and equity financing on reasonable terms or at all, our ability to obtain required permits and other approvals, our ability to reach definitive agreements with our partners in the construction and operation of new plants, and our ability to operate new plants on a commercially successful basis.

We are also exploring other possible opportunities, including opportunities of mergers and acquisitions involving other ethanol producers and developers, other renewable fuels related technologies, and grain and fuel logistics facilities. We believe that our vertical-integration model offers strategic advantages over participants operating in only one facet of the industry, such as production, and we continue to seek opportunities to incorporate ethanol value chain firms into our operations. Given the current trend toward consolidation in the industry, we believe that we can become a consolidator of ethanol value chain assets.

With our strategic new facilities in El Salvador and Brazil it will allow us to become one of the lowest cost producers in the industry through the benefits of export incentives and supply of its own raw materials. This comparative advantage of vertical integration and production diversification will act as a hedge against rising costs and will ensure the stability of future production levels.

There is no assurance that we will complete the plant in Mississippi, Texas, El Salvador or Brazil and even if we do, there is no assurance that they will be operational. Even if we do complete these plants, there can be no assurance that we will successfully produce the projected combined production of 100 million gallons per year (MMGY) of ethanol. Please refer to the section entitled ‘Risk Factors’, for additional information about the risks of ethanol production.

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

 Plan of Operations and Cash Requirements

Our primary goal is to become a producer and marketer of ethanol and other renewable fuels in the Eastern United States. Our business strategy to achieve this goal includes the following elements:

1.	Completion of our Ethanol Production Facilities

We are currently developing ethanol production facilities located in Quitman County, Mississippi, Texas, Brazil and El Salvador to produce ethanol and its co-products, specifically, WDG and CO(2), for sale in the U.S and abroad. We believe that, following the completion of construction of our planned facilities, if they occur, we will be a significant producer of ethanol and that our proximity to the geographic market in which we plan to sell our ethanol may provide us with competitive advantages over other ethanol producers.

2.	Make Strategic Acquisitions of Existing or Pending Ethanol Production Facilities

We plan to continue to explore opportunities to make strategic acquisitions of existing or pending ethanol production facilities. In circumstances where, in our judgment, the acquisition of existing or pending ethanol production facilities represents an opportunity to more quickly or successfully meet our business goals, we intend to undertake to consummate these acquisitions.

3.	Identify and Exploit New Renewable Fuels and Technologies

We plan to continue to identify and exploit new renewable fuels and technologies. We are currently developing our recently acquired new technology that will enable the conversion of cellulose, which is generated predominantly from wood waste, paper waste and agricultural waste, into ethanol and we are also researching opportunities to produce bio-diesel to serve East Coast markets.

Personnel Plan

As of February 29, 2008, we had no employees other than our directors and officers.

On December 18, 2007, Mr. Ken Milken and Mr. Stephen A. Smith were elected to our Board of Directors. Mr. Milken was subsequently appointed President, Chief Executive Officer and Chief Operating Officer, following the resignation of former President Alex Smid, and Mr. Smith was appointed Chief Financial Officer, Secretary and Treasurer of the Company. Daniel Jackson has continued his position as a director of the Company.

Mr. Ken Milken is a chemical engineer, entrepreneur and senior corporate executive. He is the former Chairman and Chief Executive Officer of SolarClone, a leading provider of solar power solutions. He grew the revenues of this company from zero to $80 million in less than three years. Prior to this, Mr. Milken was Chairman and CEO of Simco BioTechnologies. From 1982 through 1993, he worked for US Genesis Corporation, eventually serving as Vice President of Worldwide Product Engineering. Mr. Milken was named as Chairman of the BioTechnology Committee.

Mr. Stephen A. Smith has a 30-year career in the international private energy industry. He has lived in Switzerland, the US, Taiwan, Morocco and India. From 1978 to 1981 he was Vice President of ACC Energy Ventures, responsible for the Middle East and India. Mr. Smith was chief financial officer of Kalatta Energy Corp. from 1984 to 1989. He is currently a director of Brio plc and Brio Limited, a mineral resources group, and is a member of its Audit and Remuneration Committees.

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

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, our Line of Credit and related party loans, ethanol purchase and sale contracts or borrowing in the future.

At February 29, 2008, we had working capital of $585,873, compared to a working deficit of $479,399 as at August 31, 2007.

At February 29, 2008, our total assets were $5,435,425, which consisted of cash of $1,560,425 and $3,875,000 of property and equipment, compared to total assets of $375,000 as at August 31, 2007.

At February 29, 2008, our total liabilities were $3,152,068. This is primarily comprised of draw downs from our line of credit of $424,999, a property note payable of $850,000 and a related party loan of $610,000, during the period. This compares to total liabilities of $1,231,916 as at August 31, 2007.

For the three and six month periods ended February 29, 2008, we posted a profit of $1,525,426 and a loss of $277,069, respectively. This compares to losses of $164,070 and $555,125, respectively for the three and six months ended February 28, 2007. We have had a total profit of $376,297 since inception.

At February 29, 2008, we had cash on hand of $1,560,425 compared to $0 as at August 31, 2007.

Cash Requirements

We will require additional funds to implement our growth strategy for ethanol production. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may be unprofitable going forward.

Going Concern

Due to our being an development stage company and not having generated revenues at that time, in their Notes to our financial statements for the year ended August 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, although through February 29, 2008 the Company recorded net income of $376,297 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We have very recent operating history and as a result there is no assurance we can operate on a profitable basis.

We have very recent operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a development stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. We may incur losses in the foreseeable future and at least until after the completion of our first ethanol production facility in El Salvador or in Quitman County, Mississippi. We estimate that the earliest completion date of the El Salvador facility and, as a result, our earliest date of ethanol production will not occur until the first quarter of 2009. We expect to rely on cash from borrowings and financings to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability our stock price may decline.

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

If we do not obtain additional financing, our business could fail and our investors could lose their investment.

We had a cash balance in the amount of $1,560,425 and a working capital of $585,873 as of our period ended February 29, 2008, and currently do generate revenues from our operations. However, our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We presently have approximately $9,000,000 remaining on a line of credit facility granted by Uniform Ventures Ltd. We do have other financing commitments, but obtaining additional financing is critical and would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

Violations of Environmental Regulations could subject us to severe penalties and materially and adversely affect potential sales.

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

The production of ethanol requires a significant amount of raw materials and energy, primarily corn, water, electricity and natural gas. In particular, we estimate that our Quitman County, Mississippi ethanol production facility will require a significant amount of corn each year, and significant and uninterrupted supplies of water, electricity and natural gas. The prices of corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather in the Midwest, where we expect to source corn and other problems may cause delays or interruptions of various durations in the delivery of corn or reduce corn supplies and increase corn prices. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our Quitman County, Mississippi facility will need or may not be able to supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our sales and profitability may be significantly and adversely affected by the prices and supplies of raw materials and energy.

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended August 31, 2007 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Robison, Hill & Co. , state in their notes to the audited financial statements for the year ended August 31, 2007, that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects, there is a substantial doubt that we will be able to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, February 29, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).

(4)	Form of Share Certificate

4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).

(10)	Material Contracts

10.1	Work Statement filed March 18, 2005. (incorporated by reference from our Form SB-2 Registration Statement, filed on October 13, 2004, as amended).

10.2	Option to Purchase Agreement - Boss Group of Companies (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).

10.3	Line of Credit with Uniform Ventures Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).

10.4	Purchase agreement for industrial plant facility in Quitman County, Mississippi (incorporated by reference from our Current Report on Form 8-K, filed on October 11, 2006).

(14)

14.1	Code of Ethics (Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on December 2, 2005).

(21)
21.1	Southridge Ethanol Inc. (a Mississippi corporation). Southridge Environmental Inc. (a Mississippi corporation).

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 11, 2008.

SOUTHRIDGE ENTERPRISES, INC.
(Registrant)

DATE: April 11, 2008

By:	/S/ Ken Milken
Ken Milken President and Director (Chief Executive Officer, Chief Operating Officer and Principal Executive Officer)

By:	/S/ Stephen Smith
Stephen Smith Chief Financial Officer and Director (Secretary, Treasurer and Principal Financial Officer)