Form 10QSB
period 2008-05-31
SOUTHRIDGE ENTERPRISES INC.
filed 2008-07-15
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended  May 31, 2008

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

State issuer's revenues for its most recent fiscal year.   $11,760,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes ☐ No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of May 31, 2008, there were 129,117,725 shares of the issuer’s common stock outstanding, par value $0.001
Transitional Small Disclosure Format (Check one):	Yes ☐	No ☒.

INDEX
PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

		Consolidated Balance Sheets as of May 31, 2008 and August 31, 2007.	4

		Consolidated Statements of Operations for the three months and nine months ended May 31, 2008 and 2007 and, for the period May 4, 2004 (Date of inception) to May 31, 2008.	5

		Consolidated Statements of Cash Flows for the nine months ended May 31, 2008 and 2007 and, for the period May 4, 2004 (Date of inception) to May 31, 2008.	6

		Notes to Consolidated Financial Statements	7

	Item 2	Management Discussion and Analysis or Plan of Operation	15

	Item 3	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings	25

	Item 2	Changes in Securities	25

	Item 3	Defaults Upon Senior Securities	25

	Item 4	Submission of Matters to a Vote of Security Holders	25

	Item 5	Other Information	25

	Item 6	Exhibits and Reports on Form 8K	25

	SIGNATURES		27

	CERTIFICATIONS

SOUTHRIDGE ENTERPRISES INC.
(A Development Stage Company)

Unaudited Financial Statements

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
	(Unaudited)
	May 31,	August 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$3,522,390	$-

Plant and Equipment	2,192,671
Intellectual Property	2,500,000
Land	1,225,000	375,000

Total Assets	$9,440,061	$375,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	$51,279	$178,621
Demand loans – related party	857,241	239,762
Interest Payable	33,358	61,016
Total Current Liabilities	941,878	479,399

Non-current Liabilities
Debenture	147,100
Notes Payable - Property	2,350,000
Line of Credit	-	752,517
Total Liabilities	2,497,100	1,231,916

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 100,000,000
shares, -0- issued
Common stock, $0.001 par value, authorized 500,000,000
shares, 129,117,725 issued at May 30, 2008 and 5,300,500
issued at August 31, 2007	129,117	5,300
Additional paid-in Capital	3,015,033	286,913
Deficit accumulated during development stage	2,856,933	(1,149,129)
Total stockholders’ equity (deficiency)	6,001,083	(856,916)

Total Liabilities and Stockholders’ Equity	$9,440,061	$375,000

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Accumulated
					Since
					May 4, 2004
	For the Three Months Ended		For the Nine Months Ended		Inception of
	May 31,		May 31,		Development
	2008	2007	2008	2007	Stage

Revenues	$6,720,000	$-	$11,760,000	$-	$11,760,000
Cost of Goods	(3,892,000)	-	(6,727,000)	-	(6,727,000)
Net Revenues	2,828,000	-	5,033,000	-	5,033,000

Expenses
Consulting fees	186,865	45,000	568,139	390,800	1,218,439
General and Administrative	92,245	104,415	278,806	216,392	630,538
Investor Relations	38,728	621	118,093	76,251	195,874
Mineral Property costs	-	-	-	-	8,300

Total Expenses	317,838	150,036	965,038	683,443	2,053,151

Other Income (Expense)
Interest Expense	(29,526)	(16,032)	(61,900)	(37,750)	(122,916)

Net Income (Loss)	$2,480,636	$(166,068)	$4,006,062	$(721,193)	$2,856,933

Weighted Average Shares	88,775,200	88,775,200	88,775,200	88,775,200
Loss Per Common Share	$0.03	$-	$0.04	$-

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Deficit
			Accumulated
			Since
			May 4, 2004
	For the Nine Months Ended		Inception of
	May 31		Development
	2008	2007	Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)	$4,006,062	$(721,193)	$2,856,933
Adjustment to reconcile Net Income/(Loss) in operations:
Stock issued for consulting expenses	-	-	199,500
Change in non-cash working capital items:
Increase (decrease) in accounts payable	(127,342)	123,071	51,279
Increase (decrease) in interest payable	(27,658)	37,721	33,358
Net cash from operating activities	3,851,062	(560,401)	3,141,070

CASH FLOWS FROM INVESTING ACTIVITES:

Plant construction costs	(1,542,671)		(1,542,671)
Purchase of property	-	(375,000)	(375,000)
Net cash used in investing activities	(1,542,671)	(375,000)	(1,917,671)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in demand loans – related party	610,000	118,548	849,762
Issuance of common stock	29,000	-	121,713
Debenture Proceeds	150,000	-	150,000
Proceeds from Line of Credit	424,999	812,717	1,177,516
Net cash provided by financing activities	1,213,999	931,265	2,298,991

Net increase (Decrease) in Cash and Cash Equivalents	3,522,390	(4,136)	3,522,390

Cash and Cash Equivalents at the Beginning of Period	-	7,548	-

Cash and Cash Equivalents at the End of the Period	$3,522,390	$3,412	$3,522,390

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2008, the Company had a cash balance of $3,522,390, working capital of $2,580,512, stockholders’ equity of $6,001,083, and accumulated net income of $2,856,933 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At May 31, 2008, the Company had $3,522,390 in cash equivalents.

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

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At May 31, 2008 and 2007, the Company had no outstanding stock options, warrants and other convertible securities.

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

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended May 31, 2008.

	(m)	Intangible Assets

The Company has adopted FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company has $2,500,000 in intangible assets with indefinite life at May 31, 2008 and since inception.

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

On March 28, 2008, the Company received a conversion notice and retired the total outstanding balance of the Line of Credit of $1,177,516 by issuing 117,751,600 treasury shares to the Lender in lieu of payment.

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

On February 16, 2008, the Company acquired land in El Salvador for a purchase price of $850,000 under a Contract for Deed/Land Contract and Note Payable for 8 payments (each for $106,250) over 2 years with the first payment due May 5, 2008, but was extended to start July 5, 2008 due to delays in access to the property. The site has 25,000 mz (approx. 4,500 acres) of land and access to abundant sugar cane production capacity. With an average yield of 30 to 40 tons per acre grown on site. At May 31, 2008, the Company had advanced $692,671 toward the plant development on the property.

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

On October 27, 2006 as announced on December 19, 2006 the Company signed a soft offer Letter of Intent to purchase ethanol from PLS Sopucoes Ltd.. Soft offer transactions involve commodities, such as ethanol, for which the price is volatile and can change from one day to the next until such time that the spot price is set and a Letter of Credit is established with a formal agreement. Under the terms of the agreement being discussed approximately 50,000,000 gallons of ethanol can be purchased for resale in the U.S., based on a contractual commitment of 4.5 million gallons per month at $1.44 USD per gallon. However, this soft offer was open for 30 days and the Company could not come to terms to finalize the purchase.

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

During the period ended May 31, 2008, the Company received short term loans from a former related party. The following table shows the amount due at May 31, 2008:

Short term loan	May 31, 2008
4% interest bearing and unsecured
Alex Smid	$857,241

Total	$857,241

The former related party loan above is interest bearing at 4% per annum, unsecured and due on demand. Accrued interest on this loan at February 29, 2008 was $4,234.

9.	Revenues

During this third quarter ending May 31, 2008, the Company completed another ethanol purchase and sale transaction. The ethanol was supplied by Petrozilian Energia SA from Brazil and sold to Agrobin Hunt Corp and shipped to the United Kingdom (UK). The purchase was financed with a Letter of Credit supported in part by partner Micheles Borgan & Lea Capital (MBLC). The entire transaction was the export of 8 million gallons of ethanol for a total cost of $11,120,000 USD ($1.39 per gallon) and for proceeds of $19,200,000 USD ($2.40 per gallon) for a net profit of $8,080,000 USD. As per the Revenue Sharing Agreement, the Company was entitled to 35% of the revenue and profits related to this transaction, $6,720,000 and $2,828,000, respectively. A total commitment of $1,000,000 was deposited by the Company in order for MBLC to finance the difference of $10,120,000 USD and secure a Letter of Credit.

10.	Line of Credit and Notes Payable

On September 29, 2006 the Company also entered into an 8% per annum, Line Of Credit (“LOC”) due September 29, 2011 with Uniform Ventures Ltd. (“the Lender”) for up to $10,000,000. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. The LOC is secured by an unregistered charge over all current and future assets owned by the Company. On March 28, 2008, the Company received a conversion notice and retired the total outstanding balance of the line of credit by issuing 117,751,600 treasury shares to the Lender in lieu of payment.

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

SOUTHRIDGE ENTERPRISES, INC. (A Development Stage Company) Notes to Consolidated Financial Statements (Expressed in US Dollars)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended May 31, 2008. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

   (a) Includes federal as well as state or similar local jurisdictions, as applicable.

12.	Subsequent Events

On July 7, 2008, the Company secured an additional joint venture partner to construct and operate its ethanol facility in Brazil. Durmundo Carasca SA ("DCSA") has agreed to contribute $5,000,000 USD to the joint venture to earn a 15% interest in the Brazil facility and participate on a pro-rata basis in the start-up and operating costs of the plant. DCSA has recently contributed $2,500,000 to the joint venture.

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

Overview

We are a renewable energy company with a mission to become an ethanol producer in the southeastern region of the United States. To date, we have not derived any income from any of our operations, but the Company earned revenue in the three months ended May 31, 2008 from the sale of ethanol fuel.

Our plan of operation is to focus areas which offer abundant supplies of corn or other raw materials, superior transportation infrastructure and expedited permitting processes. We have spent a significant amount of time and capital building a solid infrastructure.

We are committed to attract and recruit the very best in talent, experience and innovation to provide a management team capable of achieving extraordinary results. Financing for these projects has been a challenge during the past year due to the downturn in the commodities markets, however, our patience and determination has paid off in the form of a solid financing plan for these projects to be executed in 2008.

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

Properties and Operations

On September 13, 2006 the Company entered into an option to purchase agreement (the “Agreement”) with Boss Group of Companies Inc., to acquire an ethanol plant in Saskatchewan, Canada for the sum of $632,500. On September 28, 2006 the Company formed a wholly owned subsidiary Southridge Ethanol Inc., incorporated in the state of Mississippi, that is intended for the closing of this agreement with the purchase subject to due diligence by December 11, 2006. A $20,000 non-refundable option deposit was made, but was expensed as no definitive purchase agreement could be reached.

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

On February 26, 2008 we broke ground on our newly acquired land and ethanol manufacturing plant site in El Salvador. The new plant will have an expected maximum annual capacity of 20 million gallons per year. The start of the plant put us on track to complete construction by early 2009 which should take approximately 12 months. First phase will have the capacity to dry up to 15MMGY of hydrous ethanol to be imported into the United States. The second phase would be to build the plant capable of producing 5MMGY of ethanol using sugar cane as feedstock. Having the capability to use feedstock grown and cut straight on our land will give us a huge advantage. Bagasse, the fibrous material that remains from sugar cane, will be burned as fuel and cut down our energy costs by 60%. Our plan to export ethanol from Brazil and import it into the United States via our facility in El Salvador where we can take advantage of the Caribbean Basins Initiative (CBI), a trade agreement signed in 2000 that allows Caribbean and Central American countries to export ethanol into the United States duty-free. The new site in El Salvador is located in close proximity to a river making it easily accessible to transport product to an ocean local port for transport to the United States. The site has 25,000 mz (approx. 4,500 acres) of land and access to abundant sugar cane production capacity. With an average yield of 30 to 40 tons per acre grown on site, the location will be more than capable of supplying the 5 million gallon per year production plant. The cost of land was $850,000 under a Contract for Deed/Land Contract and Note Payable for 8 payments (each for $106,250) over 2 years with the first payment due May 5, 2008, but was extended to start July 5, 2008 due to delays in access to the property.

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

During this third quarter ending May 31, 2008, the Company completed another ethanol purchase and sale transaction. The ethanol was supplied by Petrozilian Energia SA from Brazil and sold to Agrobin Hunt Corp and shipped to the United Kingdom (UK). The purchase was financed with a Letter of Credit supported in part by partner Micheles Borgan & Lea Capital (MBLC). The entire transaction was the export of 8 million gallons of ethanol for a total cost of $11,120,000 USD ($1.39 per gallon) and for proceeds of $19,200,000 USD ($2.40 per gallon) for a net profit of $8,080,000 USD. As per the Revenue Sharing Agreement, the Company was entitled to 35% of the revenue and profits related to this transaction, $6,720,000 and $2,828,000, respectively. A total commitment of $1,000,000 was deposited by the Company in order for MBLC to finance the difference of $10,120,000 USD and secure a Letter of Credit.

On March 12, 2008, we entered into a joint venture agreement with Briskul Transacção LTDA to construct and operate an ethanol facility in Brazil. The joint venture operates as Southridge Brasilia Corp. (“SBC”). The Company's initial membership interest in SBC, according to the agreement, would be 75% and Briskul Transacção LTDA initial membership interest would be 25%. According to the agreement, Briskul Transacção LTDA has the right to secure an additional 10% membership interest through additional capital contributions made before the mechanical completion of the facility. We provided an initial contribution of $1,500,000 against an anticipated total contribution of $24,525,000 USD. Briskul Transacção LTDA initial contribution to the joint venture was to be $8,175,000 USD, which was 25% of the anticipated cost of the construction ($32,700,000 USD). In the event Briskul Transacção LTDA was unable to make its initial contribution, the Company had agreed to advance Briskul Transacção LTDA up to $3,000,000 USD towards its initial contribution in the form of a senior subordinated debenture, which would bear interest at the rate of 9% per year. SBC is a development stage entity and the Company is responsible for securing the financing necessary to complete the plant as well as oversee its design and construction. Assets of the joint venture totaled $6,130,318, which consisted of cash, land and construction in progress. As of April 01, 2008, we have made contributions to SBC of $1,500,000 and Briskul Transacção LTDA has made cash contributions of $4,630,318. On July 7, 2008, the Company secured an additional joint venture partner to construct and operate its ethanol facility in Brazil. Durmundo Carasca SA ("DCSA") has agreed to contribute $5,000,000 USD to the joint venture to earn a 15% interest in the Brazil facility and participate on a pro-rata basis in the start-up and operating costs of the plant. DCSA has recently contributed $2,500,000 to the joint venture.

On December 03, 2007, the former President Mr. Smid loaned the Company $610,000 in order to establish a Letter of Credit for our ethanol purchase from Brazil. The loan bears an interest at the rate of 4% per annum and is secured by a Demand Promissory Note and/or can be converted into common stock at any time. The Company also drew down $424,999.19 from its Letter of Credit to secure the ethanol purchase transaction. On March 28, 2008, the Company received a conversion notice and retired the total outstanding balance of the line of credit by issuing 117,751,600 treasury shares to the Lender in lieu of payment. In addition, in March 2008, Rockridge Capital Holdings Corporation loaned the Company $1,500,000 to secure our contribution for the “SBC Joint Venture”, with Briskul Transacção LTDA. The loan bears an interest at the rate of 14% per annum and is secured by a Demand Promissory Note and/or can be converted into common stock at any time.

On February 22, 2008, the Company secured a financing for $6.6 Million with a private investment firm Nexus Lotts Capital Corporation. The funding is to be completed in three traunches of $2,200,000 and are expected to begin in the forth quarter of 2008. The net proceeds from the equity offering will be will be used for the construction of the sugarcane-based ethanol plant in El Salvador and a land purchase in Texas.

Southridge is also creating the only branded E85 fuel in Mississippi, SR85™, and have entered into strategic relationships with major distributors to increase awareness and availability of E85. A consistent, strong, and clearly defined brand will add yet another barrier to entry and market penetration. Increased awareness of the advantages we deliver will give rise to increased demand for the end product. The Company owns the SR85 trademark and is proceeding with the implementation of its marketing plan.

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

Personnel Plan

As of May 31, 2008, we had no employees other than our directors and officers.

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

At May 31, 2008, we had working capital of $2,580,512, compared to a working deficit of $479,399 as at August 31, 2007.

At May 31, 2008, our total assets were $9,440,061, which consisted of cash of $3,522,390 and $5,917,671 of property and equipment, compared to total assets of $375,000 as at August 31, 2007.

At May 31, 2008, our total liabilities were $3,438,978. This is primarily comprised of property notes payable of $2,350,000 and a related party loan of $857,241. This compares to total liabilities of $1,231,916 as at August 31, 2007.

For the three and nine month periods ended May 31, 2008, we posted a profit of $2,480,636 and $4,006,062, respectively. This compares to losses of $166,068 and $721,192, respectively for the three and nine months ended May 31, 2007. We have had a total profit of $2,856,933 since inception.

At May 31, 2008, we had cash on hand of $3,522,390 compared to $0 as at August 31, 2007.

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

Going Concern

Due to our being an development stage company, management can not be certain about our ability to continue as a going concern.

We have historically incurred losses, although through May 31, 2008 the Company recorded net income of $2,856,933 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had a cash balance in the amount of $3,522,390 and a working capital of $2,580,512 as of our period ended May 31, 2008, and currently do generate revenues from our operations. However, our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We presently have approximately $9,000,000 remaining on a line of credit facility granted by Uniform Ventures Ltd. We do have other financing commitments, but obtaining additional financing is critical and would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, May 31, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting during the last fiscal quarter.

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this July 14, 2008.

SOUTHRIDGE ENTERPRISES, INC.
(Registrant)

DATE: July 14, 2008

By:	/S/ Ken Milken
Ken Milken
President and Director
(Chief Executive Officer, Chief Operating Officer and Principal Executive Officer)

By:	/S/ Stephen Smith
Stephen Smith
Chief Financial Officer and Director
(Secretary, Treasurer and Principal Financial Officer)