Form 10KSB/A
period 2007-08-31
SOUTHRIDGE ENTERPRISES INC.
filed 2008-09-03
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year. Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☒ No ☐

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
(60,505,000 common shares outstanding. 22,418,205 held by affiliates(2) . 38,086,795 held by non-affiliates)
(2) see Item 11

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No☒.

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

We are a renewable energy company, headquartered in Dallas, TX, with a mission to become a significant ethanol producer in the southeastern region of the United States. To date, we have not derived any income from any of our operations.

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

Going Concern

Due to our being a development stage company, management can not be certain about our ability to continue as a going concern.

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

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets
August 31, 2007 and 2006	F-3

Consolidated Statements of Operations
For the Years Ended August 31, 2007 and 2006
And for the Period from May 4, 2004 (inception) to August 31, 2007	F-4

Consolidated Statement of Stockholders’ Equity
For the Period from May 4, 2004 (inception) to August 31, 2007	F-5

Consolidated Statements of Cash Flows
For the Years Ended August 31, 2007 and 2006
And for the Period from May 4, 2004 (inception) to August 31, 2007	F-6

Notes to the Consolidated Financial Statements	F-7

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
(A Development Stage Company)

We audited the consolidated balance sheets of Southridge Enterprises Inc. (A Development Stage Company) as at August 31, 2006 and 2005, the related consolidated statements of operations and cash flows for each of the years then ended and for the period from inception on May 4, 2004 to August 31, 2006 and the related consolidated statement of stockholders’ equity (deficiency) for the period from inception on May 4, 2004 to August 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
December 14, 2007

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006 – 34%) to income before income taxes. The difference results from the following items:

	For the Year Ended
	August 31,	August 31,
	2007	2006
Computed expected (benefit of) income taxes	$(353,199)	$(9,491)
Increase in valuation allowance	353,199	9,491
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	August 31,	August 31,
	2007	2006
Operating loss carry forward	$1,140,829	$102,009
Mineral property expenses	8,300	8,300
	1,149,129	110,309
Statutory rates	34%	34%
Deferred income tax asset	390,704	37,505
Valuation allowance	(390,704)	(37,505)
	$—	$—

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

During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Telford Sadovnick, P.L.L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Telford Sadovnick, P.L.L.C., for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals except that Telford Sadovnick, P.L.L.C., expressed in their report substantial doubt about our ability to continue as a going concern.

We provided Telford Sadovnick, P.L.L.C. with a copy of the Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Current Report, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Telford Sadovnick, P.L.L.C. dated March 20, 2007 is filed as Exhibit 16.1 to the Current Report on Form 8-K filed March 21, 2007.

We engaged the firm of Robison, Hill & Co., as of February 22, 2007. Robison, Hill & Co. was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

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

												Change in
												Pension Value
												and
												Nonqualified
										Non-Equity		Deferred	All Other
Name and						Stock		Option		Incentive Plan		Compensation	Compens-
Principal		Salary		Bonus		Awards		Awards		Compensation		Earnings	ation		Total
Position	Year	($)		($)		($)		($)		($)		($)	($)		($)
Alex Smid(1)	2007	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$ Nil		$135,000	$	Nil
President &	2006	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$ Nil	$	Nil		N/A
Director
Vernon	2007	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$ Nil	$	Nil	$	Nil
Samaroo(2)	2006	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$ Nil	$	Nil	$	Nil
Former
Director
Daniel	2007	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$ Nil	$	Nil	$	Nil
Jackson(3)	2006	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$ Nil	$	Nil	$	Nil
Director

(1)	Mr. Smid was appointed as a director and officer on September 26, 2006.
(2)	Mr. Samaroo was appointed as President and director on May 4, 2004 and resigned as an officer on September 26, 2006 and resigned as a director Jan. 9, 2007.
(3)	Mr. Daniel Jackson was appointed as a director on September 26, 2006.

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

Date: September 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Alex Smid
Alex Smid
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: September 3, 2008

By:	/s/ Daniel Jackson
Daniel Jackson
Director

Date: September 3, 2008