Form 10QSB/A
period 2007-11-30
SOUTHRIDGE ENTERPRISES INC.
filed 2008-09-03
CIK 1303361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

State issuer's revenues for its most recent fiscal year.   $0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes ☐   No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of November 30, 2007, there were 6,050,500 shares of the issuer’s common stock outstanding, par value $0.001
Transitional Small Disclosure Format (Check one):   Yes ☐   No ☒.

INDEX

PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of November 30, 2007 and August 31, 2007.	1

		Consolidated Statements of Operations for the three months ended November 30, 2007 and 2006 and, for the period May 4, 2004 (Date of inception) to November 30, 2007.	2

		Consolidated Statements of Cash Flows for the three months ended November 30, 2007 and 2006 and, for the period May 4, 2004 (Date of inception) to November 30, 2007.	3

		Notes to Consolidated Financial Statements	4

	Item 2	Management Discussion and Analysis or Plan of Operation	11

	Item 3	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings	21

	Item 2	Changes in Securities	21

	Item 3	Defaults Upon Senior Securities	21

	Item 4	Submission of Matters to a Vote of Security Holders	21

	Item 5	Other Information	21

	Item 6	Exhibits and Reports on Form 8K	21

	SIGNATURES		23

	CERTIFICATIONS

SOUTHRIDGE ENTERPRISES INC.
(A Development Stage Company)

Unaudited Financial Statements

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	(Unaudited)
	November 30,	August 31,
	2007	2007

ASSETS
Current Assets
Cash and cash equivalents	$-	$-

Land	375,000	375,000

Total Assets	$375,000	$375,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	$413,442	$178,621
Demand loans – related party	239,762	239,762
Interest Payable	77,647	61,016
Total Current Liabilities	730,857	479,399

Non-current Liabilities
Debenture	150,000
Line of Credit	752,517	752,517
Total Liabilities	1,633,374	1,231,916

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 100,000,000 shares, -0- issued
Common stock, $0.001 par value, authorized 500,000,000 shares, 6,050,500 issued at November 30, 2007 and 5,300,500 issued at August 31, 2007	60,505	53,505
Additional paid-in Capital	239,250	239,208
Deficit accumulated during development stage	(1,558,129)	(1,149,129)
Total stockholders’ equity (deficiency)	(1,258,374)	(856,916)

Total Liabilities and Stockholders’ Equity	$375,000	$375,000

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Accumulated
			Since
			May 4, 2004
	For the Three Months Ended		Inception of
	November 30,		Development
	2007	2006	Stage

Revenues	$-	$-	$-
Cost of Goods	-	-	-
Net Revenues	-	-	-

Expenses
Consulting fees	237,603	270,800	887,903
General and Administrative	111,659	80,290	463,391
Investor Relations	43,107	33,190	120,888
Mineral Property costs	-	-	8,300

Total Expenses	392,369	384,280	1,480,482

Other Income (Expense)
Interest Expense	(16,631)	(6,775)	(77,647)

Net Income (Loss)	$(409,000)	$(391,055)	$(1,558,129)

Weighted Average Shares	6,050,500	6,050,500
Loss Per Common Share	$0.07	$0.06

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Deficit
			Accumulated
			Since
			May 4, 2004
	For the Three Months Ended		Inception of
	November 30		Development
	2007	2006	Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)	$(409,000)	$(391,055)	$(1,558,129)
Adjustment to reconcile Net Income/(Loss) in operations: Stock issued for consulting expenses	-	-	199,500
Change in non-cash working capital items:
Increase (decrease) in accounts payable	234,821	29,028	413,469
Increase (decrease) in interest payable	16,631	6,746	77,647
Net cash from operating activities	(157,548)	(355,281)	(867,513)

CASH FLOWS FROM INVESTING ACTIVITES:

Purchase of property	-	(375,000)	(375,000)
Net cash used in investing activities	-	(375,000)	(375,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in demand loans – related party	-	61,590	239,762
Issuance of common stock	-	-	92,713
Debenture Proceeds	150,000	-	150,000
Proceeds from Line of Credit	-	674,724	752,517
Net cash provided by financing activities	150,000	736,314	1,234,992

Net increase (Decrease) in Cash and Cash Equivalents	(7,548)	6,033	-

Cash and Cash Equivalents at the Beginning of Period	7,548	7,548	-

Cash and Cash Equivalents at the End of the Period	$-	$13,581	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2007, the Company had a cash balance of $0, working capital of $(730,857), stockholders’ equity of $(1,258,374), and accumulated net income of $(1,558,129) since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop a commercially viable ethanol production facility, and ultimately to establish profitable operations.

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2007, the Company had $0 in cash equivalents.

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

FASB Statement of Financial Accounting Standards No. 128 (“SFAS No.128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At November 30, 2007 and 2007, the Company had no outstanding stock options, warrants and other convertible securities.

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

The Company has adopted FASB Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the period ended November 30, 2007.

	(m)	Intangible Assets

The Company has adopted FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life. The Company has $0 in intangible assets at November 30, 2007 and since inception.

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

3.
Development Stage Company/Going Concern

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. No revenues have been achieved from business activities, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

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

The Company leased an executive office in Dallas, Texas. The base rent per year is $16,870. The Company believes that its office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

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

During the period ended November 30, 2007, the Company received short term loans from a former related party. The following table shows the amount due at November 30, 2007:

Short term loan	November 30, 2007
4% interest bearing and unsecured
Alex Smid	$239,762

Total	$239,762

The former related party loan above is interest bearing at 4% per annum, unsecured and due on demand. Accrued interest on this loan at November 30, 2007 was $2,696.

9.	Revenues

The Company is still in the development stage and has not earned any revenues to date since inception.

10.	Line of Credit

On September 29, 2006 the Company also entered into an 8% per annum, Line Of Credit (“LOC”) due September 29, 2011 with Uniform Ventures Ltd. (“the Lender”) for up to $10,000,000. The unpaid principal of LOC bears simple interest at the rate of eight percent (8%) per annum. Interest is calculated based on principal balance as may be adjusted from time to time to reflect additional advances made. Interest on the unpaid balance shall accrue monthly but shall be paid quarterly. The LOC is secured by an unregistered charge over all current and future assets owned by the Company. As of November 30, 2007, $752,517 was owed plus $64,413 in accrued interest payable. Additionally, at its discretion the Company may issue treasury stock to the Lender in lieu of payment.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the three months ended November 30, 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

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

Executive Offices

We lease an executive office in Dallas, Texas. The base rent is $16,870 per year. The Company believes that its office space and facilities are sufficient to meet its present needs and does not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

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

With our future strategic facilities, we will be working to become one of the lowest cost producers in the industry through the benefits of export incentives and supply of its own raw materials. This comparative advantage of vertical integration and production diversification will act as a hedge against rising costs and will ensure the stability of future production levels.

There is no assurance that we will complete the plant in Mississippi even if we do, there is no assurance that they will be operational. Even if we do complete these plants, there can be no assurance that we will successfully produce the projected combined production of 100 million gallons per year (MMGY) of ethanol. Please refer to the section entitled ‘Risk Factors’, for additional information about the risks of ethanol production.

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

 Plan of Operations and Cash Requirements

Our primary goal is to become a producer and marketer of ethanol and other renewable fuels in the Eastern United States. Our business strategy to achieve this goal includes the following elements:

1.	Completion of our Ethanol Production Facilities

We are currently developing ethanol production facilities located in Quitman County, Mississippi to produce ethanol and its co-products, specifically, WDG and CO(2), for sale in the U.S and abroad. We believe that, following the completion of construction of our planned facilities, if they occur, we will be a significant producer of ethanol and that our proximity to the geographic market in which we plan to sell our ethanol may provide us with competitive advantages over other ethanol producers.

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

At November 30, 2007, we had working deficit of $730,857, compared to a working deficit of $479,399 as at August 31, 2007.

At November 30, 2007, our total assets were $375,000, which consisted of land, compared to total assets of $375,000 as at August 31, 2007.

At November 30, 2007, our total liabilities were $1,633,374. This is primarily comprised of total draw downs from our line of credit of $752,517 and additions to accounts payable to a total of $413,442. This compares to total liabilities of $1,231,916 as at August 31, 2007.

For the three month period ended November 30, 2007, we posted a loss of $409,000. This compares to losses of $391,055 for the three month period ended November 30, 2006. We have had total losses of $1,558,129, since inception.

At November 30, 2007, we had cash on hand of $0, compared to $0 as at August 31, 2007.

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

We have historically incurred losses and through November 30, 2007 the Company recorded net losses of $1,558,129 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We had a cash balance in the amount of $0 and a working deficit of $730,867 as of our period ended November 30, 2008, and currently do not generate revenues from our operations. However, our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties. Any direct acquisition is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We presently have approximately $9,000,000 remaining on a line of credit facility granted by Uniform Ventures Ltd. We do have other financing commitments, but obtaining additional financing is critical and would be subject to a number of factors, including market prices for resources, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

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

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading 0prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Item 3. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, November 30, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting during the last fiscal quarter.

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 11, 2008.

SOUTHRIDGE ENTERPRISES, INC.
(Registrant)

DATE: August 11, 2008

By:	/S/ Ken Milken
Ken Milken
President and Director
(Chief Executive Officer, Chief Operating Officer and Principal Executive Officer)

By:	/S/ Stephen Smith
Stephen Smith
Chief Financial Officer and Director
(Secretary, Treasurer and Principal Financial Officer)