Form 10QSB/A
period 2008-02-29
SOUTHRIDGE ENTERPRISES INC.
filed 2008-09-03
CIK 1303361

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

As of February 29, 2008, there were 11,050,500 shares of the issuer’s common stock outstanding, par value $0.001
Transitional Small Disclosure Format (Check one):   Yes ☐  No ☒.

INDEX

PART 1.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of February 29, 2008 and August 31, 2007.	1

		Consolidated Statements of Operations for the three months and six months ended February 29, 2008 and 2007 and, for the period May 4, 2004 (Date of inception) to February 29, 2008.	2

		Consolidated Statements of Cash Flows for the six months ended February 29, 2008 and 2007 and, for the period May 4, 2004 (Date of inception) to February 29, 2008.	3

		Notes to Consolidated Financial Statements	4

	Item 2	Management Discussion and Analysis or Plan of Operation	11

	Item 3	Controls and Procedures	22

PART II.	OTHER INFORMATION

	Item 1	Legal Proceedings	23

	Item 2	Changes in Securities	23

	Item 3	Defaults Upon Senior Securities	23

	Item 4	Submission of Matters to a Vote of Security Holders	23

	Item 5	Other Information	23

	Item 6	Exhibits and Reports on Form 8K	23

	SIGNATURES		25

	CERTIFICATIONS

SOUTHRIDGE ENTERPRISES INC.
(A Development Stage Company)

Unaudited Financial Statements

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	(Unaudited)
	February 29,	August 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$1,560,425	$-

Plant and Equipment	192,671
Intellectual Property	2,500,000
Land	1,225,000	375,000

Total Assets	$5,478,096	$375,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	$36,567	$178,621
Demand loans – related party	849,762	239,762
Interest Payable	88,193	61,016
Total Current Liabilities	974,552	479,399

Non-current Liabilities
Debenture	150,000
Note Payable - Property	850,000
Line of Credit	1,177,516	752,517
Total Liabilities	3,152,068	1,231,916

Stockholders’ Equity
Preferred stock, $0.001 par value, authorized 100,000,000 shares, -0- issued
Common stock, $0.001 par value, authorized 500,000,000 shares, 11,050,500 issued at February 29, 2008 and 5,300,500 issued at August 31, 2007	110,505	53,505
Additional paid-in Capital	690,097	239,208
Deficit accumulated during development stage	1,525,426	(1,149,129)
Total stockholders’ equity (deficiency)	2,326,028	(856,916)

Total Liabilities and Stockholders’ Equity	$5,478,096	$375,000

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Accumulated
					Since
					May 4, 2004
	For the Three Months Ended		For the Six Months Ended		Inception of
	February 29,		February 29,		Development
	2008	2007	2008	2007	Stage

Revenues	$5,040,000	$-	$5,040,000	$-	$5,040,000
Cost of Goods	(2,835,000)	-	(2,835,000)	-	(2,835,000)
Net Revenues	2,205,000	-	2,205,000	-	2,205,000

Expenses
Consulting fees	143,671	75,000	381,274	345,800	1,031,574
General and Administrative	81,397	31,687	186,561	111,977	538,293
Investor Relations	36,258	42,440	79,365	75,630	157,146
Mineral Property costs	-	-	-	-	8,300

Total Expenses	261,326	149,127	647,200	533,407	1,735,313

Other Income (Expense)
Interest Expense	(15,743)	(14,943)	(32,374)	(21,718)	(93,390)

Net Income (Loss)	$1,927,931	$(164,070)	$1,525,426	$(555,125)	$376,297

Weighted Average Shares	6,835,500	6,835,500	6,835,500	6,835,500
Income/(Loss) Per Common Share	$0.28	$-	$0.22	$-

SOUTHRIDGE ENTERPRISES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Deficit
			Accumulated
			Since
			May 4, 2004
	For the Six Months Ended		Inception of
	February 29		Development
	2008	2007	Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)	$1,525,426	$(555,125)	$376,297
Adjustment to reconcile Net Income/(Loss) in operations:
Stock issued for consulting expenses	-	-	199,500
Change in non-cash working capital items:
Increase (decrease) in accounts payable	(142,054)	(94)	36,567
Increase (decrease) in interest payable	27,177	21,690	88,193
Net cash from operating activities	1,410,549	(533,529)	700,557

CASH FLOWS FROM INVESTING ACTIVITES:

Plant construction costs	(1,042,671)		(1,042,671)
Purchase of property	-	(375,000)	(375,000)
Net cash used in investing activities	(1,042,671)	(375,000)	(1,417,671)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in demand loans – related party	610,000	88,573	849,762
Issuance of common stock	-	-	92,713
Debenture Proceeds	150,000	-	150,000
Proceeds from Line of Credit	424,999	812,717	1,177,516
Net cash provided by financing activities	1,184,999	901,290	2,269,991

Net increase (Decrease) in Cash and Cash Equivalents	1,552,877	(7,239)	1,560,425

Cash and Cash Equivalents at the Beginning of Period	7,548	7,548	-

Cash and Cash Equivalents at the End of the Period	$1,560,425	$309	$1,560,425

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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